Form 10-Q
period 2000-03-31
GRAYSON BANKSHARES INC
filed 2000-08-14
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-30535

                            GRAYSON BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                     Virginia                               54-1647596
          (State or Other Jurisdiction of                (I.R.S. Employer
          Incorporation or Organization)               Identification No.)

               113 West Main Street
              Independence, Virginia                          24348
     (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code  (540) 773-2811


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  __X__    No  _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.

           1,718,968 shares of common stock, par value $1.25 per share

                            GRAYSON BANKSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                          Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2000 and December 31, 1999.......................................................3

                  Consolidated Statements of Income
                  For the Three Months Ended March 31, 2000 and 1999.........................................4

                  Consolidated Statements of Stockholders' Equity
                  For the Three Months Ended March 31, 2000 and
                  the Year Ended December 31, 1999...........................................................5

                  Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 2000 and 1999.........................................6

                  Notes to Consolidated Financial Statements.................................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................10


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................12

         Item 2.  Changes in Securities and Use of Proceeds.................................................12

         Item 3.  Defaults Upon Senior Securities...........................................................12

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................12

         Item 5.  Other Information.........................................................................12

         Item 6.  Exhibits and Reports on Form 8-K..........................................................12

Signatures


                          Part I: Financial Information

Item 1:  Financial Statements

===================================================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
-------------------------------------------------------------------------------------------------------------------

                                                                                   March 31,         December 31,
Assets                                                                               2000                1999
                                                                                ---------------    ---------------
                                                                                  (Unaudited)          (Audited)
Cash and due from banks                                                         $     5,274,669    $     7,773,049
Interest-bearing deposits with banks                                                          -                  -
Federal funds sold                                                                    8,042,428          6,871,535
Investment securities available for sale                                             17,401,606         16,643,344
Investment securities held to maturity                                               12,333,472         12,786,424
Loans, net of allowance for loan losses of $1,812,601
  at March 31, 2000 and $1,731,096 at December 31, 1999                             124,498,830        121,498,141
Property and equipment, net                                                           2,191,648          2,119,422
Accrued income                                                                        1,494,607          1,412,088
Other assets                                                                          1,333,995          1,230,853
                                                                                ---------------    ---------------
                                                                                $   172,571,255    $   170,334,856
                                                                                ===============    ===============

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                 $    17,659,554    $    18,755,128
Interest-bearing demand deposits                                                     13,120,587         13,446,904
Savings deposits                                                                     32,095,240         30,575,219
Large denomination time deposits                                                     23,462,686         24,082,169
Other time deposits                                                                  66,445,220         64,760,605
                                                                                ---------------    ---------------
     Total deposits                                                                 152,783,287        151,620,025

Accrued interest payable                                                                645,330            239,061
Other liabilities                                                                       744,720            585,698
                                                                                ---------------    ---------------
                                                                                    154,173,337        152,444,784

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                  -
Common stock, $1.25 par value; 2,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2000 and 1999                                                       2,148,710          2,148,710
Surplus                                                                                 521,625            521,625
Retained earnings                                                                    16,123,541         15,559,063
Unrealized appreciation (depreciation) on investment
   securities available for sale, net of income taxes                                  (395,958)          (339,326)
                                                                                ---------------    ----------------
                                                                                     18,397,918         17,890,072
                                                                                ---------------    ---------------
                                                                                $   172,571,255    $   170,334,856
                                                                                ===============    ===============





See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                            March 31,
                                                      2000              1999
                                                  -------------    -------------
Interest income:                                   (Unaudited)      (Unaudited)
   Loans and fees on loans                        $   2,588,740    $   2,199,014
   Federal funds sold                                   114,547          148,612
   Investment securities:
     Taxable                                            245,624          246,491
     Exempt from federal income tax                     174,210          194,015
   Deposits with banks                                        -                -
                                                  -------------    -------------
                                                      3,123,121        2,788,132

Interest expense:
   Deposits                                           1,577,015        1,448,688
   Interest on borrowings                                     -                -
                                                  -------------    -------------
                                                      1,577,015        1,448,688
         Net interest income                          1,546,106        1,339,444

Provision for loan losses                                60,000           80,000
                                                  -------------    -------------
   Net interest income after
     provision for loan losses                        1,486,106        1,259,444
                                                  -------------    -------------

Noninterest income:
   Service charges on deposit accounts                   33,824           34,658
   Other income                                          23,452           18,639
                                                  -------------    -------------
                                                         57,276           53,297
                                                  -------------    -------------

Noninterest expense:
   Salaries and employee benefits                       589,594          547,103
   Occupancy expense                                     25,236           24,175
   Equipment expense                                     67,036           50,081
   Other expense                                        187,038          203,547
                                                  -------------    -------------
                                                        868,904          824,906
                                                  -------------    -------------
         Income before income taxes                     674,478          487,835

Income tax expense                                      110,000           86,000
                                                  -------------    -------------
         Net income                               $     564,478    $     401,835
                                                  =============    =============

Basic earnings per share                          $         .33    $         .23
                                                  =============    =============
Weighted average shares outstanding                   1,718,968        1,718,968
                                                  =============    =============









See Notes to Consolidated Financial Statements

===================================================================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
              For the Three Months ended March 31, 2000 (unaudited)
                 and the Year ended December 31, 1999 (audited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                       Accumulated
                                                   Common Stock                                           Other
                                           ---------------------------                    Retained    Comprehensive
                                              Shares         Amount         Surplus       Earnings     Income (Loss)       Total
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1998                      859,484   $  1,074,355   $    521,625   $ 15,256,525   $    175,695    $ 17,028,200

   Comprehensive income
   Net income                                         -              -              -      1,944,153              -       1,944,153
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $(265,314)                 -              -              -              -       (515,021)       (515,021)
                                                                                                                       ------------
     Total comprehensive income                                                                                           1,429,132

   Dividends paid
     ($.33 per share)                                 -              -              -       (567,260)             -        (567,260)

   Stock split, effected in the
     form of a dividend                         859,484      1,074,355              -     (1,074,355)             -               -
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1999                    1,718,968      2,148,710        521,625     15,559,063       (339,326)     17,890,072

    Comprehensive income
   Net income                                         -              -              -        564,478              -         564,478
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $(29,174)                  -              -              -              -        (56,632)        (56,632)
                                                                                                                       ------------
   Total comprehensive income                                                                                               507,846

   Dividends paid                                     -              -              -              -              -               -
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2000                       1,718,968   $  2,148,710   $    521,625   $ 16,123,541   $   (395,958)   $ 18,397,918
                                           ============   ============   ============   ============   ============    ============

















See Notes to Consolidated Financial Statements

===================================================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months ended March 31, 2000 and 1999
-------------------------------------------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2000              1999
                                                                                    -------------    -------------
                                                                                     (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $     564,478    $     401,835
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                       55,800           45,000
       Provision for loan losses                                                           60,000           80,000
       Deferred income taxes                                                              (48,000)               -
       Net realized gains on securities                                                    (2,738)               -
       Accretion of discount on securities, net of
         amortization of premiums                                                           3,047            6,273
       Deferred compensation                                                               14,567           12,567
       Changes in assets and liabilities:
         Accrued income                                                                   (82,519)          30,890
         Other assets                                                                     (25,968)         (18,057)
         Accrued interest payable                                                         406,269          379,326
         Other liabilities                                                                144,455           53,424
                                                                                    -------------    -------------
           Net cash provided by operating activities                                    1,089,391          991,258
                                                                                    -------------    -------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                                  -                -
   Net (increase) decrease in federal funds sold                                       (1,170,893)       1,200,000
   Purchases of investment securities                                                  (1,231,155)      (2,300,575)
   Sales of investment securities                                                         278,500        1,779,500
   Maturities of investment securities                                                    561,230          647,748
   Net increase in loans                                                               (3,060,689)      (3,277,166)
   Purchases of property and equipment, net of sales                                     (128,026)         (58,213)
                                                                                    -------------    -------------
           Net cash used in investing activities                                       (4,751,033)      (2,008,706)
                                                                                    -------------    -------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                                              98,130         (795,491)
   Net increase in time deposits                                                        1,065,132        1,885,673
   Dividends paid                                                                               -                -
   Net increase (decrease) in short-term debt                                                   -                -
                                                                                    -------------    -------------
           Net cash provided by financing activities                                    1,163,262        1,090,182
                                                                                    -------------    -------------
           Net increase (decrease) in cash and cash equivalents                        (2,498,380)          72,734

Cash and cash equivalents, beginning                                                    7,773,049        5,017,069
                                                                                    -------------    -------------
Cash and cash equivalents, ending                                                   $   5,274,669    $   5,089,803
                                                                                    =============    =============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   1,170,746    $   1,069,362
                                                                                    =============    =============
   Taxes paid                                                                       $           -    $           -
                                                                                    =============    =============





See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

Grayson   Bankshares,   Inc.  (the  Company)  was  incorporated  as  a  Virginia
corporation on February 3, 1992 to acquire the stock of The Grayson National Bank (the Bank). The Bank was acquired by the Company on July 1, 1992.

The Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through five banking offices. As an FDIC insured, National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

The consolidated financial statements as of March 31, 2000 and for the periods ended March 31, 2000 and 1999 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's annual report for the fiscal year ended December 31, 1999.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank, which is wholly owned. All significant, intercompany transactions and balances have been eliminated in consolidation.

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31.

                                                    2000              1999
                                                -------------    --------------

Balance, beginning                              $   1,731,096    $    1,677,171
Provision charged to expense                           60,000            80,000
Recoveries of amounts charged off                      29,774            28,640
Amounts charged off                                    (8,269)          (62,922)
                                                -------------    --------------
Balance, ending                                 $   1,812,601    $    1,722,889
                                                =============    ==============

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2000 and 1999 follows:

                                                    2000              1999
                                                -------------    --------------

Tax at statutory federal rate                   $     229,323    $      165,864
Tax exempt interest income                            (59,232)          (65,965)
Alternative minimum tax credit                        (66,135)          (39,195)
Other                                                   6,044            25,296
                                                -------------    --------------
                                                $     110,000    $       86,000
                                                =============    ==============

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 4.  Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2000 and 1999 is as follows:

                                                       2000             1999
                                                  -------------    -------------

Commitments to extend credit                      $   4,937,687    $   4,492,913
Standby letters of credit                                     -                -
                                                  -------------    -------------
                                                  $   4,937,687    $   4,492,913
                                                  =============    =============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

================================================================================
                          Part I: Financial Information

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Results of Operations

For the quarter ended March 31, 2000, net income was $564,478 compared to $401,835 for the quarter ended March 31, 1999, representing an increase of 40.47%. Net interest income increased by $206,662 to $1,546,106 for the quarter ended March 31, 2000 compared to $1,339,444 for the quarter ended March 31, 1999. The increase in net income and net interest income was due primarily to an increase in loans of $15,377,200 during the period from March 31, 1999 to March 31, 2000, a portion of which was funded by the conversion of lower yielding investments.

Interest expense for the quarter ended March 31, 2000 was $1,577,015, up $128,327 from $1,448,688 for the quarter ended March 31, 1999.

The provision for credit losses was $60,000 for the quarter ended March 31, 2000 and $80,000 for the quarter ended March 31, 1999. Management believes the provision and the resulting allowance for loan losses are adequate.

Financial Condition

Total assets increased by $2,236,399 for the quarter ended March 31, 2000. Net loans increased by $3,000,689. Cash and balances due from banks decreased by $2,498,380 from December 31, 1999 to March 31, 2000 as excess cash reserves, which had been accumulated due to Y2K concerns, were eliminated.

Shareholders' equity totaled $18,397,918 at March 31, 2000 compared to $17,890,072 at December 31, 1999. The $507,846 increase was the result of earnings for the three months offset by a decrease in the market value of securities that are classified as available for sale.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank (a wholly owned subsidiary of the Company) exceeds all regulatory capital guidelines and is considered to be well capitalized.

Forward-Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

--------------------------------------------------------------------------------

The principal goals of the Bank's asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

Management must insure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal fund lines from correspondent banks, borrowings from the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates.

The Bank uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods.

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. The following table presents the Bank's forecasts for changes in net income and market value of equity as of March 31, 2000.

Table:  Interest Rate Risk (dollars in thousands)

          Rate Change                -400bp     -300bp     -200bp     -100bp       0bp      +100bp     +200bp     +300bp     +400bp
                                     ------     ------     ------     ------       ---      ------     ------     ------     ------
Interest Income:
Federal funds sold                  $    173   $    240   $    307   $    374   $    441   $    508   $    575   $    642   $    709
Investments                            1,914      1,940      1,965      1,990      2,015      2,040      2,065      2,090     12,603
Loans                                  7,979      8,617      9,264      9,902     10,482     11,023     11,555     12,079      2,115
                                    ------------------------------------------------------------------------------------------------
  Total interest income               10,066     10,797     11,536     12,266     12,938     13,571     14,195     14,811     15,428

Interest Expense:
Deposits                               4,361      4,856      5,350      5,845      6,340      6,835      7,329      7,824      8,319
Federal funds purchased                    -          -          -          -          -          -          -          -          -
Other borrowings                           -          -          -          -          -          -          -          -          -
                                    ------------------------------------------------------------------------------------------------
  Total interest expense               4,361      4,856      5,350      5,845      6,340      6,835      7,329      7,824      8,319

Interest Margin                     $  5,705   $  5,941   $  6,186   $  6,421   $  6,598   $  6,736   $  6,866   $  6,987   $  7,109
Actual Dollars at Risk              $    893   $    657   $    412   $    177   $      -   $      -   $      -   $      -   $      -


Market value of assets              $177,813   $176,162   $174,560   $172,959   $171,207   $169,362   $167,517   $165,675   $163,858
Market value of liabilities          163,383    162,048    160,712    159,377    158,041    156,705    155,370    154,034    152,699
                                    ------------------------------------------------------------------------------------------------

Market Value of Equity              $ 14,430   $ 14,114   $ 13,848   $ 13,582   $ 13,166   $ 12,657   $ 12,147   $ 11,641   $ 11,159


================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                           Part II: Other Information

--------------------------------------------------------------------------------

Item 1.  Legal Proceedings

         There are no matters pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is subject.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               27. Financial Data Schedule (filed electronically only)
         (b)   Reports on 8-K
               None

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYSON BANKSHARES, INC.

Date:  July 31, 2000                          By:  /s/Blake M. Edwards
                                                   Chief Financial Officer