Form 10-Q
period 2000-06-30
GRAYSON BANKSHARES INC
filed 2000-08-14
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

                                                         Yes  __X__    No  _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.

           1,718,968 shares of common stock, par value $1.25 per share

                            GRAYSON BANKSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                          Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999........................................................3

                  Consolidated Statements of Income
                  For the Six Months Ended June 30, 2000 and 1999 and
                  For the Three Months Ended June 30, 2000 and 1999..........................................4

                  Consolidated Statements of Stockholders' Equity
                  For the Six Months Ended June 30, 2000 and
                  the Year Ended December 31, 1999...........................................................6

                  Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 2000 and 1999............................................7

                  Notes to Consolidated Financial Statements.................................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................11


Part II.      Other Information

         Item 1.  Legal Proceedings.........................................................................14

         Item 2.  Changes in Securities and Use of Proceeds.................................................14

         Item 3.  Defaults Upon Senior Securities...........................................................14

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................14

         Item 5.  Other Information.........................................................................14

         Item 6.  Exhibits and Reports on Form 8-K..........................................................14

Signatures


                          Part I: Financial Information

Item 1:  Financial Statements

==================================================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
------------------------------------------------------------------------------------------------------------------

                                                                                   June 30,          December 31,
Assets                                                                               2000                1999
                                                                                ---------------    ---------------
                                                                                  (Unaudited)         (Audited)
Cash and due from banks                                                         $     4,530,453    $     7,773,049
Interest-bearing deposits with banks                                                          -                  -
Federal funds sold                                                                    3,909,324          6,871,535
Investment securities available for sale                                             17,645,847         16,643,344
Investment securities held to maturity                                               11,316,605         12,786,424
Loans, net of allowance for loan losses of $1,837,773
  at June 30, 2000 and $1,731,096 at December 31, 1999                              131,722,695        121,498,141
Property and equipment, net                                                           2,410,514          2,119,422
Accrued income                                                                        1,682,359          1,412,088
Other assets                                                                          1,332,012          1,230,853
                                                                                ---------------    ---------------
                                                                                $   174,549,809    $   170,334,856
                                                                                ===============    ===============

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                 $    18,835,608    $    18,755,128
Interest-bearing demand deposits                                                     12,792,631         13,446,904
Savings deposits                                                                     31,179,587         30,575,219
Large denomination time deposits                                                     24,462,973         24,082,169
Other time deposits                                                                  67,791,215         64,760,605
                                                                                ---------------    ---------------
     Total deposits                                                                 155,062,014        151,620,025

Accrued interest payable                                                                236,457            239,061
Other liabilities                                                                       624,473            585,698
                                                                                ---------------    ---------------
                                                                                    155,922,944        152,444,784

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                  -
Common stock, $1.25 par value; 2,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2000 and 1999                                                       2,148,710          2,148,710
Surplus                                                                                 521,625            521,625
Retained earnings                                                                    16,351,181         15,559,063
Unrealized appreciation (depreciation) on investment
   securities available for sale, net of income taxes                                  (394,651)          (339,326)
                                                                                ---------------    ----------------
                                                                                     18,626,865         17,890,072
                                                                                ---------------    ---------------
                                                                                $   174,549,809    $   170,334,856
                                                                                ===============    ===============






See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                 For the Six Months ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                         Six Months Ended
                                                             June 30,
                                                      2000              1999
                                                  -------------    -------------
Interest income:                                   (Unaudited)      (Unaudited)
   Loans and fees on loans                        $   5,345,927    $   4,503,851
   Federal funds sold                                   229,458          284,605
   Investment securities:
     Taxable                                            502,660          491,607
     Exempt from federal income tax                     330,529          376,245
   Deposits with banks                                        -                -
                                                  -------------    -------------
                                                      6,408,574        5,656,308

Interest expense:
   Deposits                                           3,206,152        2,920,349
   Interest on borrowings                                     -                -
                                                  -------------    -------------
                                                      3,206,152        2,920,349
         Net interest income                          3,202,422        2,735,959

Provision for loan losses                               120,000          155,000
                                                  -------------    -------------
   Net interest income after
     provision for loan losses                        3,082,422        2,580,959
                                                  -------------    -------------

Noninterest income:
   Service charges on deposit accounts                   78,059           74,203
   Other income                                          49,128           49,016
                                                  -------------    -------------
                                                        127,187          123,219
                                                  -------------    -------------

Noninterest expense:
   Salaries and employee benefits                     1,214,847        1,068,436
   Occupancy expense                                     52,442           40,388
   Equipment expense                                    135,962           96,618
   Other expense                                        397,826          400,210
                                                  -------------    -------------
                                                      1,801,077        1,605,652
         Income before income taxes                   1,408,532        1,098,526

Income tax expense                                      307,000          236,000
                                                  -------------    -------------
         Net income                               $   1,101,532    $     862,526
                                                  =============    =============

Basic earnings per share                          $         .64    $         .50
                                                  =============    =============
Weighted average shares outstanding                   1,718,968        1,718,968
                                                  =============    =============













See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Three Months ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                             June 30,
                                                      2000              1999
                                                  -------------    -------------
Interest income:                                   (Unaudited)      (Unaudited)
   Loans and fees on loans                        $   2,757,187    $   2,304,837
   Federal funds sold                                   114,911          135,993
   Investment securities:
     Taxable                                            257,036          245,116
     Exempt from federal income tax                     156,319          182,230
   Deposits with banks                                        -                -
                                                  -------------    -------------
                                                      3,285,453        2,868,176

Interest expense:
   Deposits                                           1,629,137        1,471,661
   Interest on borrowings                                     -                -
                                                  -------------    -------------
                                                      1,629,137        1,471,661
         Net interest income                          1,656,316        1,396,515

Provision for loan losses                                60,000           75,000
                                                  -------------    -------------
   Net interest income after
     provision for loan losses                        1,596,316        1,321,515
                                                  -------------    -------------

Noninterest income:
   Service charges on deposit accounts                   44,235           39,545
   Other income                                          25,676           30,377
                                                  -------------    -------------
                                                         69,911           69,922
                                                  -------------    -------------

Noninterest expense:
   Salaries and employee benefits                       625,253          521,333
   Occupancy expense                                     27,206           16,213
   Equipment expense                                     68,926           46,537
   Other expense                                        210,788          196,664
                                                  -------------    -------------
                                                        932,173          780,747
                                                  -------------    -------------
         Income before income taxes                     734,054          610,690

Income tax expense                                      197,000          150,000
                                                  -------------    -------------
         Net income                               $     537,054    $     460,690
                                                  =============    =============

Basic earnings per share                          $         .31    $         .27
                                                  =============    =============
Weighted average shares outstanding                   1,718,968        1,718,968
                                                  =============    =============












See Notes to Consolidated Financial Statements

===================================================================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
               For the Six Months ended June 30, 2000 (unaudited)
                 and the Year ended December 31, 1999 (audited)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                                       Accumulated
                                                   Common Stock                                           Other
                                           ---------------------------                    Retained    Comprehensive
                                              Shares         Amount         Surplus       Earnings     Income (Loss)       Total
                                           ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1998                      859,484   $ 1,074,355    $  521,625     $ 15,256,525   $    175,695    $ 17,028,200

   Comprehensive income
   Net income                                         -             -             -        1,944,153              -       1,944,153
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $(265,314)                 -             -             -                -       (515,021)       (515,021)
                                                                                                                       ------------
     Total comprehensive income                                                                                           1,429,132

   Dividends paid
     ($.33 per share)                                 -             -             -         (567,260)             -        (567,260)

   Stock split, effected in the
     form of a dividend                         859,484     1,074,355             -       (1,074,355)             -               -
                                              ---------   -----------    ----------     ------------   ------------    ------------
Balance, December 31, 1999                    1,718,968     2,148,710       521,625       15,559,063       (339,326)     17,890,072

   Comprehensive income
   Net income                                         -             -             -        1,101,532              -       1,101,532
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $(28,501)                  -             -             -                -        (55,325)        (55,325)
                                                                                                                       ------------
   Total comprehensive income                                                                                             1,046,207

   Dividends paid
     ($.18 per share)                                 -            -              -        (309,414)              -        (309,414)
                                              ---------   ----------     ----------     -----------    ------------    ------------
Balance, June 30, 2000                        1,718,968   $2,148,710     $  521,625     $16,351,181    $   (394,651)   $ 18,626,865
                                              =========   ==========     ==========     ===========    ============    ============













See Notes to Consolidated Financial Statements

===================================================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2000 and 1999
-------------------------------------------------------------------------------------------------------------------

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        2000              1999
                                                                                    -------------    -------------
                                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $   1,101,532    $     862,526
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      111,600           90,000
       Provision for loan losses                                                          120,000          155,000
       Deferred income taxes                                                              (38,000)          82,000
       Net realized gains on securities                                                    (4,738)               -
       Accretion of discount on securities, net of
         amortization of premiums                                                           5,739            6,453
       Deferred compensation                                                               30,281           27,137
       Changes in assets and liabilities:
         Accrued income                                                                  (270,271)         (53,999)
         Other assets                                                                     (34,658)         (38,810)
         Accrued interest payable                                                          (2,604)          (7,109)
         Other liabilities                                                                  8,494          (41,494)
                                                                                    -------------    -------------
           Net cash provided by operating activities                                    1,027,375        1,081,704
                                                                                    -------------    -------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                                  -                -
   Net (increase) decrease in federal funds sold                                        2,962,211        1,786,531
   Purchases of investment securities                                                  (1,444,547)      (2,844,269)
   Sales of investment securities                                                         380,500        2,429,500
   Maturities of investment securities                                                  1,446,536        1,749,900
   Net increase in loans                                                              (10,344,554)      (7,910,715)
   Purchases of property and equipment, net of sales                                     (402,692)        (192,641)
                                                                                    -------------    -------------
           Net cash used in investing activities                                       (7,402,546)      (4,981,694)
                                                                                    -------------    -------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                                              30,575          738,919
   Net increase in time deposits                                                        3,411,414        2,316,245
   Dividends paid                                                                        (309,414)        (275,036)
   Net increase (decrease) in short-term debt                                                   -                -
                                                                                    -------------    -------------
           Net cash provided by financing activities                                    3,132,575        2,780,128
                                                                                    -------------    -------------
           Net increase (decrease) in cash and cash equivalents                        (3,242,596)      (1,119,862)

Cash and cash equivalents, beginning                                                    7,773,049        5,017,069
                                                                                    -------------    -------------
Cash and cash equivalents, ending                                                   $   4,530,453    $   3,897,207
                                                                                    =============    =============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   3,208,756    $   2,927,458
                                                                                    =============    =============
   Taxes paid                                                                       $     289,000    $     154,000
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

The consolidated financial statements as of June 30, 2000 and for the periods ended June 30, 2000 and 1999 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's annual report for the fiscal year ended December 31, 1999.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30.

                                                     2000             1999
                                                 -------------    -------------

Balance, beginning                               $   1,731,096    $   1,677,171
Provision charged to expense                           120,000          155,000
Recoveries of amounts charged off                       35,631           38,765
Amounts charged off                                    (48,954)        (359,050)
                                                 -------------    -------------
Balance, ending                                  $   1,837,773    $   1,511,886
                                                 =============    =============

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2000 and 1999 follows:

                                                     2000             1999
                                                 -------------    -------------

Tax at statutory federal rate                    $     478,901    $     373,499
Tax exempt interest income                            (112,380)        (127,923)
Alternative minimum tax credit                         (77,064)         (29,836)
Other                                                   17,543           20,260
                                                 -------------    -------------
                                                 $     307,000    $     236,000
                                                 =============    =============

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2000 and 1999 is as follows:

                                                      2000             1999
                                                  -------------    -------------

Commitments to extend credit                      $   4,153,486    $   3,766,296
Standby letters of credit                                     -                -
                                                  -------------    -------------
                                                  $   4,153,486    $   3,766,296
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

Results of Operations

Net income for the quarter ended June 30, 2000, was $537,054 compared to $460,690 for the quarter ended June 30, 1999, representing an increase of 16.58%. Net interest income increased by $259,801 to $1,656,316 for the quarter ended June 30, 2000 compared to $1,396,515 for the quarter ended June 30, 1999. The increase in net income and net interest income was due to an increase in loans of over $18.3 million from June 30, 1999 to 2000, accompanied by an overall increase in yields on average earning assets.

Interest expense for the quarter ended June 30, 2000 was $1,629,137, up $157,476 from $1,471,661for the quarter ended June 30, 1999. The increase was due to an increase in total interest bearing deposits

The provision for credit losses was $60,000 for the quarter ended June 30, 2000 and $75,000 for the quarter ended June 30, 1999. The allowance for loan losses decreased in the second quarter of 1999, due to the charge-off of a commercial loan of approximately $275,000. As of June 30, 2000, the allowance for loan losses represented 1.38% of total loans. Management believes the current provision and the resulting allowance for loan losses are adequate.

Net income for the six months ended June 30, 2000, was $1,101,532 compared to $862,526 for the six months ended June 30, 1999, representing an increase of 27.71%. Net interest income increased by $466,463 to $3,202,422 for the six months ended June 30, 2000 compared to $2,735,959 for the six months ended June 30, 1999. The increase in net income and net interest income was again due to an increase in loans accompanied by an overall increase in yields on average earning assets.

Interest expense for the six months ended June 30, 2000 was $3,206,152, up $285,803 from $2,920,349 for the six months ended June 30, 1999. The increase was due to an increase in total interest bearing deposits as well as an increase in the percentage of higher yielding time deposits.

Financial Condition

Total assets increased by $4,214,953 from December 31, 1999 to June 30, 2000. Net loans increased by $10,224,554. Cash and balances due from banks decreased by $3,242,596 during the six-month period as excess cash reserves, which had been accumulated due to Y2K concerns, were eliminated.

Federal funds sold decreased by $6,404,145 from June 30, 1999 to June 30, 2000 as excess balances were used to fund increased loan demand. Management believes however, that liquidity remains sufficient to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. The Bank's primary sources of liquidity include remaining balances in Federal Funds sold, investment securities classified as "available for sale" as well as unused lines of credit with correspondent banks.

Shareholders' equity totaled $18,626,865 at June 30, 2000 compared to $17,890,072 at December 31, 1999. The $736,793 increase was the result of earnings for the three months offset by a decrease in the market value of securities that are classified as available for sale and the payment of dividends totaling $309,414.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. The following table presents the Bank's forecasts for changes in net income and market value of equity as of June 30, 2000.

Table:  Interest Rate Risk (dollars in thousands)

        Rate Change            -400bp     -300bp     -200bp     -100bp       0bp      +100bp     +200bp     +300bp     +400bp
                               ------     ------     ------     ------       ---      ------     ------     ------     ------
Interest Income:
Federal funds sold            $    223   $    228   $    233   $    239   $    244   $    250   $    255   $    261   $    266
Investments                      1,831      1,842      1,853      1,864      1,875      1,886      1,897      1,908      1,919
Loans                           10,203     10,509     10,820     11,126     11,406     11,669     11,927     12,182     12,437
                              ------------------------------------------------------------------------------------------------
  Total interest income         12,257     12,579     12,906     13,229     13,525     13,805     14,079     14,351     14,622

Interest Expense:
Deposits                         5,728      5,943      6,157      6,372      6,586      6,782      6,978      7,173      7,369
Federal funds purchased              -          -          -          -          -          -          -          -          -
Other borrowings                     -          -          -          -          -          -          -          -          -
                              ------------------------------------------------------------------------------------------------
  Total interest expense         5,728      5,943      6,157      6,372      6,586      6,782      6,978      7,173      7,369

Interest Margin               $  6,529   $  6,636   $  6,749   $  6,857   $  6,939   $  7,023   $  7,101   $  7,178   $  7,253
Actual Dollars at Risk        $    410   $    303   $    190   $     82   $      -   $      -   $      -   $      -   $      -


Market value of assets        $178,894   $177,271   $175,663   $173,991   $172,173   $170,313   $168,483   $166,655   $164,858
Market value of liabilities    164,961    163,663    162,364    161,066    159,767    158,468    157,170    155,871    154,573
                              ------------------------------------------------------------------------------------------------

Market Value of Equity        $ 13,933   $ 13,608   $ 13,299   $ 12,925   $ 12,406   $ 11,845   $ 11,313   $ 10,784   $ 10,285


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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on April 11, 2000, the shareholders of the Company voted upon the following matters with the following results:

         (1) The election of the following persons as directors of the Company to serve until the third annual meeting following their election and therefore until their successors have been elected and have qualified:

               Name                          Votes For            Votes Withheld
               ----                          ---------            --------------

               Charles T. Sturgill           1,233,110                   25
               Jim J. Todd                   1,225,635                7,500
               Jack E. Guynn, Jr.            1,232,535                  600

         (2) A motion by management to amend the By-Laws and Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 to 5,000,000 shares.

                                             Votes For            Votes Against
                                             ---------            -------------

                                             1,177,787                55,348


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

GRAYSON BANKSHARES, INC.

Date: July 31, 2000                       By:   /s/Jacky K. Anderson
                                                President and CEO


                                          By:   /s/Blake M. Edwards
                                                Chief Financial Officer