Form 10-Q
period 2000-09-30
GRAYSON BANKSHARES INC
filed 2000-11-14
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

                                                         Yes  __X__    No  _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.

           1,718,968 shares of common stock, par value $1.25 per share

                            GRAYSON BANKSHARES, INC.

                                TABLE OF CONTENTS

                                                                                           Page No.
Part I.    Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999.....................................3

                  Consolidated Statements of Income
                  For the Nine Months Ended September 30, 2000 and 1999 and
                  For the Three Months Ended September 30, 2000 and 1999.......................4

                  Consolidated Statements of Stockholders' Equity
                  For the Nine Months Ended September 30, 2000 and
                  the Year Ended December 31, 1999.............................................6

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 2000 and 1999........................7

                  Notes to Consolidated Financial Statements...................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................12


Part II.   Other Information

         Item 1.  Legal Proceedings...........................................................14

         Item 2.  Changes in Securities and Use of Proceeds...................................14

         Item 3.  Defaults Upon Senior Securities.............................................14

         Item 4.  Submission of Matters to a Vote of Security Holders.........................14

         Item 5.  Other Information...........................................................14

         Item 6.  Exhibits and Reports on Form 8-K............................................14

Signatures


                          Part I: Financial Information

Item 1:  Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------

                                                                       September 30,     December 31,
                                                                           2000              1999
Assets                                                                 -------------    -------------
                                                                        (Unaudited)        (Audited)
Cash and due from banks                                                $   5,597,889    $   7,773,049
Interest-bearing deposits with banks                                               -                -
Federal funds sold                                                         3,329,783        6,871,535
Investment securities available for sale                                  17,474,380       16,643,344
Investment securities held to maturity                                    10,905,303       12,786,424
Loans, net of allowance for loan losses of $1,872,751
  at September 30, 2000 and $1,731,096 at December 31, 1999              134,861,177      121,498,141
Property and equipment, net                                                2,657,102        2,119,422
Accrued income                                                             1,883,011        1,412,088
Other assets                                                               1,301,602        1,230,853
                                                                       -------------    -------------
                                                                       $ 178,010,247    $ 170,334,856
                                                                       =============    =============

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                        $  18,929,967    $  18,755,128
Interest-bearing demand deposits                                          13,031,690       13,446,904
Savings deposits                                                          30,668,013       30,575,219
Large denomination time deposits                                          25,631,491       24,082,169
Other time deposits                                                       69,130,539       64,760,605
                                                                       -------------    -------------
     Total deposits                                                      157,391,700      151,620,025

Accrued interest payable                                                     680,620          239,061
Other liabilities                                                            612,537          585,698
                                                                       -------------    -------------
                                                                         158,684,857      152,444,784

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                  -                -
Common stock, $1.25 par value; 2,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2000 and 1999                                            2,148,710        2,148,710
Surplus                                                                      521,625          521,625
Retained earnings                                                         16,901,618       15,559,063
Unrealized appreciation (depreciation) on investment
   securities available for sale, net of income taxes                       (246,563)        (339,326)
                                                                       -------------    -------------
                                                                          19,325,390       17,890,072
                                                                       -------------    -------------
                                                                       $ 178,010,247    $ 170,334,856
                                                                       =============    =============

See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Nine Months ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                  Nine Months Ended
                                                                    September 30,
                                                              2000                1999
                                                          -------------      -------------
                                                           (Unaudited)        (Unaudited)
Interest income:
   Loans and fees on loans                                $   8,283,122      $   6,975,471
   Federal funds sold                                           297,698            406,153
   Investment securities:
     Taxable                                                    756,486            742,837
     Exempt from federal income tax                             479,940            554,249
   Deposits with banks                                                -                  -
                                                          -------------      -------------
                                                              9,817,246          8,678,710

Interest expense:
   Deposits                                                   4,953,432          4,397,432
   Interest on borrowings                                             -                  -
                                                          -------------      -------------
                                                              4,953,432          4,397,432
         Net interest income                                  4,863,814          4,281,278

Provision for loan losses                                       200,000            220,000
                                                          -------------      -------------
   Net interest income after
     provision for loan losses                                4,663,814          4,061,278
                                                          -------------      -------------

Noninterest income:
   Service charges on deposit accounts                          138,750            117,314
   Other income                                                  76,214             72,946
                                                          -------------      -------------
                                                                214,964            190,260
                                                          -------------      -------------

Noninterest expense:
   Salaries and employee benefits                             1,814,290          1,651,618
   Occupancy expense                                             79,133             61,001
   Equipment expense                                            195,256            145,614
   Other expense                                                617,130            639,040
                                                          -------------      -------------
                                                              2,705,809          2,497,273
         Income before income taxes                           2,172,969          1,754,265

Income tax expense                                              521,000            346,000
                                                          -------------      -------------
         Net income                                       $   1,651,969      $   1,408,265
                                                          =============      =============

Basic earnings per share                                  $         .96      $         .82
                                                          =============      =============
Weighted average shares outstanding                           1,718,968          1,718,968
                                                          =============      =============





See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
             For the Three Months ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                    September 30,
                                                              2000                1999
                                                          -------------      -------------
                                                           (Unaudited)        (Unaudited)
Interest income:
   Loans and fees on loans                                $   2,937,195      $   2,471,620
   Federal funds sold                                            68,240            121,548
   Investment securities:
     Taxable                                                    253,826            242,629
     Exempt from federal income tax                             149,411            186,605
   Deposits with banks                                                -                  -
                                                          -------------      -------------
                                                              3,408,672          3,022,402

Interest expense:
   Deposits                                                   1,747,280          1,477,083
   Interest on borrowings                                             -                  -
                                                          -------------      -------------
                                                              1,747,280          1,477,083
         Net interest income                                  1,661,392          1,545,319

Provision for loan losses                                        80,000             65,000
                                                          -------------      -------------
   Net interest income after
     provision for loan losses                                1,581,392          1,480,319
                                                          -------------      -------------

Noninterest income:
   Service charges on deposit accounts                           60,691             43,111
   Other income                                                  27,086             23,930
                                                          -------------      -------------
                                                                 87,777             67,041
                                                          -------------      -------------

Noninterest expense:
   Salaries and employee benefits                               599,443            583,182
   Occupancy expense                                             26,691             20,613
   Equipment expense                                             59,294             48,996
   Other expense                                                219,304            238,830
                                                          -------------      -------------
                                                                904,732            891,621
                                                          -------------      -------------
         Income before income taxes                             764,437            655,739

Income tax expense                                              214,000            110,000
                                                          -------------      -------------
         Net income                                       $     550,437      $     545,739
                                                          =============      =============

Basic earnings per share                                  $         .32      $         .32
                                                          =============      =============
Weighted average shares outstanding                           1,718,968          1,718,968
                                                          =============      =============





See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
            For the Nine Months ended September 30, 2000 (unaudited)
                 and the Year ended December 31, 1999 (audited)
--------------------------------------------------------------------------------

                                                                                                Accumulated
                                                                                                   Other
                                               Common Stock                         Retained   Comprehensive
                                          Shares         Amount       Surplus       Earnings    Income (Loss)      Total
                                        -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1998                  859,484   $ 1,074,355   $   521,625   $15,256,525    $   175,695    $17,028,200

   Comprehensive income
   Net income                                     -             -             -     1,944,153              -      1,944,153
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $(265,314)             -             -             -             -       (515,021)      (515,021)
                                                                                                                -----------
     Total comprehensive income                                                                                   1,429,132

   Dividends paid
     ($.33 per share)                             -             -             -      (567,260)             -       (567,260)

   Stock split, effected in the
     form of a dividend                     859,484     1,074,355             -    (1,074,355)             -              -
                                        -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1999                1,718,968     2,148,710       521,625    15,559,063       (339,326)    17,890,072

   Comprehensive income
   Net income                                     -             -             -     1,651,969              -      1,651,969
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $47,787                -             -             -             -         92,763         92,763
                                                                                                                -----------
   Total comprehensive income                                                                                     1,744,732

   Dividends paid
     ($.18 per share)                             -             -             -      (309,414)             -       (309,414)
                                        -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 2000               1,718,968   $ 2,148,710   $   521,625   $16,901,618    $  (246,563)   $19,325,390
                                        ===========   ===========   ===========   ===========    ===========    ===========






See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                             2000              1999
                                                                         ------------      ------------
                                                                          (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                            $  1,651,969      $  1,408,265
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                          170,400           135,000
       Provision for loan losses                                              200,000           220,000
       Deferred income taxes                                                  (67,000)           (4,000)
       Net realized gains on securities                                        (4,738)                -
       Accretion of discount on securities, net of
         amortization of premiums                                               7,086            10,319
       Deferred compensation                                                   44,848            41,705
       Changes in assets and liabilities:
         Accrued income                                                      (470,923)         (144,706)
         Other assets                                                         (51,536)          (34,784)
         Accrued interest payable                                             441,559           397,889
         Other liabilities                                                    (18,009)           59,876
                                                                         ------------      ------------
           Net cash provided by operating activities                        1,903,656         2,089,564
                                                                         ------------      ------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                      -                 -
   Net (increase) decrease in federal funds sold                            3,541,752         3,419,644
   Purchases of investment securities                                      (1,904,605)       (3,764,163)
   Sales of investment securities                                             380,500         2,674,500
   Maturities of investment securities                                      2,712,392         1,940,837
   Net increase in loans                                                  (13,563,036)      (11,580,681)
   Purchases of property and equipment, net of sales                         (708,080)         (345,563)
                                                                         ------------      ------------
           Net cash used in investing activities                           (9,541,077)       (7,655,426)
                                                                         ------------      ------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                                (147,581)        2,468,638
   Net increase in time deposits                                            5,919,256         3,277,777
   Dividends paid                                                            (309,414)         (275,036)
   Net increase (decrease) in short-term debt                                       -                 -
                                                                         ------------      ------------
           Net cash provided by financing activities                        5,462,261         5,471,379
                                                                         ------------      ------------
           Net increase (decrease) in cash and cash equivalents            (2,175,160)          (94,483)

Cash and cash equivalents, beginning                                        7,773,049         5,017,069
                                                                         ------------      ------------
Cash and cash equivalents, ending                                        $  5,597,889      $  4,922,586
                                                                         ============      ============

Supplemental disclosure of cash flow information:
   Interest paid                                                         $  4,511,873      $  3,999,543
                                                                         ============      ============
   Taxes paid                                                            $    580,500      $    350,000
                                                                         ============      ============



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

The Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through six banking offices. As an FDIC insured, National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

The consolidated financial statements as of September 30, 2000 and for the periods ended September 30, 2000 and 1999 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 1999, included in the Company's annual report to shareholders for the fiscal year ended December 31, 1999 and the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30.

                                                     2000             1999
                                                 -------------    -------------

Balance, beginning                               $   1,731,096    $   1,677,171
Provision charged to expense                           200,000          220,000
Recoveries of amounts charged off                       43,402          138,002
Amounts charged off                                   (101,747)        (378,121)
                                                 -------------    -------------
Balance, ending                                  $   1,872,751    $   1,657,052
                                                 =============    =============

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2000 and 1999 follows:

                                                     2000             1999
                                                 -------------    -------------

Tax at statutory federal rate                    $     738,809    $     596,450
Tax exempt interest income                            (163,180)        (188,445)
Alternative minimum tax credit                         (77,064)         (86,154)
Other                                                   22,435           24,149
                                                 -------------    -------------
                                                 $     521,000    $     346,000
                                                 =============    =============


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 2000 and 1999 is as follows:

                                                     2000              1999
                                                 -------------    -------------

Commitments to extend credit                     $   3,930,983    $   5,431,726
Standby letters of credit                                    -                -
                                                 -------------    -------------
                                                 $   3,930,983    $   5,431,726
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

Results of Operations

Net income for the quarter ended September 30, 2000, was $550,437 compared to $545,739 for the quarter ended September 30, 1999. Net income before taxes for the third quarter was up $108,698, or 16.58% over the same quarter last year. Income tax expense increased by $104,000 compared to the same quarter last year as alternative minimum tax credits, which were available in 1999, were exhausted in the first quarter of 2000. Net interest income increased by $116,073 to $1,661,392 for the quarter ended September 30, 2000 compared to $1,545,319 for the quarter ended September 30, 1999. The increase in net income and net interest income was due to an increase in loans of over $17.7 million from September 30, 1999 to September 30, 2000, accompanied by an overall increase in yields on average earning assets.

Interest expense for the quarter ended September 30, 2000 was $1,747,280, up $270,197 from $1,477,083 for the quarter ended September 30, 1999. The increase was due to an increase in total interest bearing deposits, primarily in higher-yielding time deposits.

The provision for credit losses was $80,000 for the quarter ended September 30, 2000 and $65,000 for the quarter ended September 30, 1999. As of September 30, 2000, the allowance for loan losses represented 1.37% of total loans. Management believes that the current provision and the resulting allowance for loan losses are adequate.

Net income for the nine months ended September 30, 2000, was $1,651,969 compared to $1,408,265 for the nine months ended September 30, 1999, representing an increase of 17.31%. Net interest income increased by $582,536 to $4,863,814 for the nine months ended September 30, 2000 compared to $4,281,278 for the nine months ended September 30, 1999. The increase in net income and net interest income was again due to an increase in loans accompanied by an overall increase in yields on average earning assets.

Interest expense for the nine months ended September 30, 2000 was $4,953,432, up $556,000 from $4,397,432 for the nine months ended September 30, 1999. The increase was due to an increase in total interest bearing deposits as well as an increase in the percentage of higher yielding time deposits.

Financial Condition

Total assets increased by $7,675,391 from December 31, 1999 to September 30, 2000. Net loans increased by $13,363,036. Cash and balances due from banks decreased by $2,175,160 during the nine-month period as excess cash reserves, which had been accumulated due to Y2K concerns, were eliminated.

Federal funds sold decreased by $3,541,752 from December 31, 1999 to September 30, 2000 as excess balances were used to fund increased loan demand. Management believes, however, that liquidity remains sufficient to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. The Bank's primary sources of liquidity include remaining balances in federal funds sold, investment securities classified as "available for sale" as well as unused lines of credit with correspondent banks.

Shareholders' equity totaled $19,325,390 at September 30, 2000 compared to $17,890,072 at December 31, 1999. The $1,435,318 increase was the result of earnings for the nine months and an increase in the market value of securities that are classified as available for sale, less the payment of dividends totaling $309,414.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. The following table presents the Bank's forecasts for changes in net income and market value of equity as of September 30, 2000.

Table:  Interest Rate Risk (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                  Rate Shocked Interest Margin and Market Value of Equity
------------------------------------------------------------------------------------------------------------------------------

       Rate Change             -400bp     -300bp     -200bp     -100bp      0bp       +100bp     +200bp     +300bp     +400bp
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
Interest Income:
Federal funds sold            $    171   $    189   $    207   $    225   $    244   $    262   $    280   $    298   $    316
Investments                      1,784      1,796      1,808      1,820      1,832      1,844      1,855      1,867      1,879
Loans                           10,669     10,968     11,267     11,565     11,841     12,108     12,372     12,637     12,898
                              ------------------------------------------------------------------------------------------------
  Total interest income         12,624     12,953     13,282     13,610     13,917     14,214     14,507     14,802     15,093

Interest Expense:
Deposits                         6,283      6,477      6,671      6,865      7,060      7,250      7,441      7,632      7,823
Federal funds purchased              -          -          -          -          -          -          -          -          -
Other borrowings                     -          -          -          -          -          -          -          -          -
                              ------------------------------------------------------------------------------------------------
  Total interest expense         6,283      6,477      6,671      6,865      7,060      7,250      7,441      7,632      7,823

Interest Margin               $  6,341   $  6,476   $  6,611   $  6,745   $  6,857   $  6,964   $  7,066   $  7,170   $  7,270
Actual Dollars at Risk        $    516   $    381   $    246   $    112        $ -        $ -        $ -        $ -        $ -


Market value of assets        $183,131   $181,397   $179,677   $177,942   $176,103   $174,240   $172,400   $170,595   $168,787
Market value of liabilities    168,818    167,247    165,675    164,104    162,533    160,962    159,391    157,819    156,248
                              ------------------------------------------------------------------------------------------------

Market Value of Equity        $ 14,313   $ 14,150   $ 14,002   $ 13,838   $ 13,570   $ 13,278   $ 13,009   $ 12,776   $ 12,539


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

GRAYSON BANKSHARES, INC.

Date:  November 6, 2000                     By:   /s/Jacky K. Anderson
                                                  President and CEO


                                            By:   /s/Blake M. Edwards
                                                  Chief Financial Officer