Form 10-K
period 2000-12-31
GRAYSON BANKSHARES INC
filed 2001-04-02
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-30535

                            GRAYSON BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                Virginia                                          54-1647596
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

          113 West Main Street
         Independence, Virginia                                     24348
(Address of principal executive offices)                          (Zip Code)

                                 (540) 773-2811
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Securities                 Name of Exchange on Which Registered
     -------------------                 ------------------------------------

            None                                         n/a

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.25 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes _X_  No ___

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 30, 2001 was approximately $53,309,920. Executive officers and directors of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of shares of Common Stock outstanding on March 30, 2001 was 1,718,968.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                            Page

ITEM 1.  BUSINESS............................................................ 4

ITEM 2.  PROPERTIES..........................................................11

ITEM 3.  LEGAL PROCEEDINGS...................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS..............................................11

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS......................................12

ITEM 6.  SELECTED FINANCIAL DATA.............................................13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK................................................30

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................30

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................30

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................31

ITEM 11. EXECUTIVE COMPENSATION..............................................31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT............................................31

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................31

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K..............................................32

                                     PART I
                                     ------

Item 1.      Business

General

         Grayson Bankshares, Inc. (the "Company") was incorporated as a Virginia corporation on February 3, 1992 to acquire 100% of the stock of The Grayson National Bank (the "Bank"). The Bank was acquired by the Company on July 1, 1992. The Bank was founded in 1900 and currently serves Grayson County and surrounding areas through five banking offices located in the town of Independence, the localities of Elk Creek and Troutdale and the City of Galax, Virginia, and the Town of Sparta, North Carolina.

         Grayson County is located in the rural southwestern part of Virginia. Agriculture and light manufacturing, primarily furniture and textiles, are a big part of the economy in this area. The Population Estimates Program of the U.S. Census Bureau estimated the county's population at 16,399 on July 1, 1998 and 16,451 on July 1, 1999. The economy of the City of Galax relies heavily on the manufacturing of furniture. Population estimates for the City of Galax were 6,651 and 6,484 for July 1, 1998 and 1999 respectively.

         The Bank operates for the primary purpose of meeting the banking needs of individuals and small to medium sized businesses in the Bank's service area, while developing personal, hometown associations with these customers. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. The Bank's primary sources of revenue are interest income from its lending activities, and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

Lending Activities

         The Bank's lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 78.66% of the earning assets of the Bank at December 31, 2000 and has historically produced the highest interest rate spread above the cost of funds. The Bank's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank President and all loan officers. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank's loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

Loans Secured by Real Estate

         Residential Real Estate Loans - The Bank's residential mortgage loan portfolio consists of balloon loans with 1 and 3 year maturities, amortized for 20 years or less. As of December 31, 2000, residential real estate loans amounted to $69.6 million or 51.6% of the total loan portfolio. Substantially all of the Bank's residential mortgage loans are secured by properties located in the Bank's service area.

         Construction Loans - The majority of the Bank's construction loans are made to individuals to construct a primary residence. Such loans have an initial term of six months and may be renewed twice in three-month intervals, not to exceed a total of twelve months. The rate is fixed but may be repriced upon renewal. Construction loans have a loan-to-value ratio of 80% or less of the appraised value upon completion. The Bank requires that permanent financing, with the Bank or another lender, be in place prior to closing any construction loan. Construction loans are generally considered to involve a higher degree of credit risk than residential mortgage loans. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion. To mitigate this risk the Bank conducts thorough internal reviews of all such appraisals and adheres to policy guidelines for loan-to-value ratios and individual lending limits.

         Commercial Real Estate Loans - Loans secured by commercial real estate totaled $27.2 million or 20.2% of total loans as of December 31, 2000, and consist principally of commercial loans where real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties and may be fixed or variable rate loans. Commercial real estate loans generally involve a greater degree of risk than single family residential mortgage loans because repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. To reduce this risk the Bank makes commercial real estate loan decisions based on the same criteria that other commercial credits are made. Primary consideration is given to the strength of the business based on such factors as management ability and experience, earnings history, cash flows and general economic conditions.

         Other Real Estate Loans - Other real estate loans include loans secured by farm land, second mortgage loans, and non-farm/non-residential real estate loans. These loans may be fixed rate balloon loans with maturities of 1 or 3 years or variable rate loans if the maturity exceeds 3 years. Other real estate loans comprised 5.1% of the total loan portfolio at December 31, 2000. Like construction and commercial real estate loans, these loans tend to involve a greater degree of risk than residential mortgage loans, however this added risk is addressed through strict adherence to loan-to-value ratios and internal reviews of all appraisals.

Consumer Loans

         The consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The Bank offers a wide variety of consumer loans at fixed or variable rates for terms of generally five years or less. The majority of these loans are secured by liens on automobiles or other personal property of the borrower, however they may also be made on an unsecured basis. At December 31, 2000, consumer loans totaled $18.3 million and comprised 13.6% of the total loan portfolio.

Commercial and Agricultural Loans

         The Bank's commercial and agricultural loans include loans to individuals and small to medium sized businesses located primarily in Grayson County and the City of Galax for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure a majority of the Bank's commercial and agricultural loans, but these loans may also be made on an unsecured basis. These loans may be made on a secured or an unsecured basis at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates which vary with the prime lending rate and other financial indexes and will become payable in full in three to five years. Commercial and agricultural loans totaled $12.4 million, or 9.2% of total loans at December 31, 2000.

         Loan originations are derived from a number of sources, including; direct solicitation by the Bank's loan officers, existing customers and borrowers, advertising and walk-in customers.

         Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect our ability to collect. The Bank attempts to minimize loan losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the primary source of repayment and secondarily on the value of the underlying collateral. In addition, the Bank attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Investments

         The Bank invests a portion of its assets in U.S. Treasury and U.S. Government corporation and agency obligations, state, county and municipal obligations, and equity securities. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loan demand or to offset fluctuations in deposits. The Bank does not engage in any hedging activities. For additional information relating to investments, see "Financial Information."

Deposit Activities

         Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 83.3% of the Bank's total deposits at December 31, 2000. Certificates of deposit in denominations of $100,000 or more represented the remaining 16.7% of deposits at year-end.

Competition

         The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide. In addition, many of the Company's competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

         To compete, the Company relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

         Currently, in Grayson County the Company competes with only one other commercial bank, which operates two branch banking facilities. As of June 30, 2000, the Company held 82.29% of the deposits in Grayson County. In the City of Galax the Company competes with five other commercial banks. Since opening in May of 1996 we have captured a market share of 11.89% of deposits to become the third largest holder of deposits in the market. First Union leads the market with 35.10% of deposits.

Employees

         At December 31, 2000, the Company had 60 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Government Supervision and Regulation

         General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As a national bank, the Bank is subject to regulation, supervision and examination at the federal level by the Office of the Comptroller of the Currency (the "OCC"). It is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). Federal law also governs the activities in which the Bank engages, the investments that it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations.

         The earnings of the Bank, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and federal laws to which the Company and the Bank are subject. To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

         Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. Virtually all of the Company's revenues will result from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. Under OCC regulations, a national bank may not declare a dividend in excess of its undivided profits, which means that each Bank must recover any start-up losses before it may pay a dividend to the Company. Additionally, a national Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. A national bank may not declare or pay any dividend if, after making the dividend, the national bank would be "undercapitalized," as defined in regulations of the OCC.

         In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2000, the Bank declared $636,018 in dividends payable to the Company.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are "well capitalized" are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any Bank's deposit insurance.

         Capital. The OCC has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital," which, together with Tier 1 capital, composes "total capital").

         In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness.

         The risk-based capital standards of the OCC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2000, the Company and the Bank were classified as well capitalized.

         Federal and state banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

         Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

         Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Company of the Act must await completion of that regulatory process.

         The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

         The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

         The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

         The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

Item 2.      Properties

         The Company and the Bank are headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank owns and operates branches at the following locations:

                                                                  BANKING
                              LOCATION/                           FUNCTIONS
NAME OF OFFICE                TELEPHONE NUMBER                    OFFERED

Main Office                   113 West Main Street                Full Service
                              Independence, Virginia 24348

East Independence Office      558 East Main Street                Full Service
                              Independence, Virginia 24348        24 Hour Teller

Elk Creek Office              60 Comers Rock Road                 Full Service
                              Elk Creek, Virginia 24326

Troutdale Office              101 Ripshin Road.                   Full Service
                              Troutdale, Virginia 24378

Galax Office                  209 West Grayson Street             Full Service
                              Galax, Virginia 24333               24 Hour Teller

Sparta Office                 98 South Grayson Street             Full Service
                              Sparta, North Carolina 28675        24 Hour Teller

         The Bank also recently owns a vacant lot near the main office in Independence, Virginia. This property is being held as a potential building site for an operations center.


Item 3.      Legal Proceedings

         In the ordinary course of operations, the Company and the Bank expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or the Bank.


Item 4.      Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         Shares of the Company's Common Stock are neither listed on any stock exchange nor quoted on the Nasdaq Stock Market and trade infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 1999 to December 31, 2000, the selling price of shares of Common Stock ranged from $27.50 to $34.00. There may, however, have been other transactions at other prices not known to the Company.

                           Market Price and Dividends

                                       Sales Price ($) (1)     Dividends ($) (1)
                                       -------------------     -----------------
                                       High           Low
                                       ----           ---
1999:
     1st quarter.................      30.00         27.50            .00
     2nd quarter.................      32.50         30.00            .16
     3rd quarter.................      31.25         30.00            .00
     4th quarter.................      34.00         32.00            .17

2000:
     1st quarter.................      33.00         32.00            .00
     2nd quarter.................      32.00         32.00            .18
     3rd quarter.................      32.00         32.00            .00
     4th quarter.................      32.00         28.00            .19
__________________

(1) All prices and dividends are adjusted for a two-for-one stock split as of July 30, 1999.

         The Company historically has paid cash dividends on a semi-annually basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company's Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies.

         As of December 31, 2000, there were approximately 675 record holders of Common Stock.

Item 6.      Selected Financial Data

                                              2000           1999           1998            1997           1996
                                          -----------     -----------    -----------    -----------     ----------
Summary of Operations
   Interest income                        $    13,153     $    11,655    $    11,010    $    10,260     $    9,201
   Interest expense                             6,785           5,921          5,786          5,456          5,155
                                          -----------     -----------    -----------    -----------     ----------
         Net interest income                    6,368           5,734          5,224          4,804          4,046
   Provision for credit losses                    280             300            319            185            210
   Other income                                   435             347            375            293            269
   Other expense                                3,772           3,371          2,986          2,972          2,562
   Income taxes                                   687             466            397            333            273
                                          -----------     -----------    -----------    -----------     ----------
         Net income                       $     2,064     $     1,944    $     1,897    $     1,607     $    1,270
                                          ===========     ===========    ===========    ===========     ==========

Per Share Data2

   Net income                             $      1.20     $      1.13    $      1.10    $       .94     $      .74
   Cash dividends declared                        .37             .33            .30            .26            .23
   Book value                                   11.42           10.41           9.90           9.04           8.31
   Estimated market value3                      32.00           32.00          27.50          22.50          18.00

Year-end Balance Sheet Summary

   Loans, net                             $   133,072     $   121,498    $   105,924    $    98,552     $   88,535
   Investment securities                       28,766          29,430         32,510         31,924         31,433
   Total assets                               180,318         170,335        159,745        148,005        134,577
   Deposits                                   159,590         151,620        141,803        131,701        119,630
   Stockholders' equity                        19,638          17,890         17,028         15,542         14,293

Selected Ratios

   Return on average assets                     1.18%           1.18%          1.24%          1.13%           .98%
   Return on average equity                    10.95%          11.05%         11.54%         10.77%          9.16%
   Average equity to average assets            10.75%          10.69%         10.73%         10.47%         10.68%

_________________
1 In thousands of dollars, except per share data.
2 Adjusted for the effects of a two for one stock split in 1999.
3 Provided at the trade date nearest year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Management's Discussion and Analysis is provided to assist in the understanding and evaluation of the Company's financial condition and its results of operations. The following discussion should be read in conjunction with the Company's consolidated financial statements.

         The Bank operates for the primary purpose of meeting the banking needs of individuals and small to medium sized businesses in the Bank's service area, while developing personal, hometown associations with these customers. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. The Bank's primary sources of revenue are interest income from its lending activities, and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

         The earnings position of the Company continues to improve. The Company experienced record net earnings of $2,063,709 for 2000, compared to $1,944,153 in 1999 and $1,897,480 in 1998. Dividends paid to stockholders increased to $.37 per share for 2000 compared to $.33 per share in 1999.

         The total assets of the Company grew to $180,317,812 from $170,334,856, a 5.86% increase, continuing our strategy to grow the Company. Average equity to average assets indicates that the Company has a strong capital position with a ratio of 10.75%.

- ------------------------------------------------------------------------------

Table 1.  Net Interest Income and Average Balances (dollars in thousands)
- ------------------------------------------------------------------------------

                                                2000                              1999                            1998
                                   -------------------------------  -------------------------------  ------------------------------
                                               Interest                        Interest                         Interest
                                    Average     Income/    Yield/    Average    Income/    Yield/     Average    Income/    Yield/
                                    Balance     Expense     Cost     Balance    Expense     Cost      Balance    Expense     Cost
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------
Interest earning assets:
Deposits in other banks            $       -  $       -      0.00%  $       -  $       -      0.00%  $      60  $       4     6.17%
Federal funds sold                     6,578        410      6.23%     10,310        520      5.04%      8,590        450     5.23%
Investment securities                 29,248      1,614      5.52%     31,428      1,720      5.47%     31,854      1,728     5.43%
Loans                                131,326     11,129      8.47%    114,790      9,415      8.20%    103,731      8,828     8.51%
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------
     Total                           167,152     13,153               156,528     11,655               144,235     11,010
                                   ---------  ---------             ---------  ---------             ---------  ---------
     Yield on average
       interest-earning assets                               7.87%                            7.45%                           7.65%
                                                         =========                        =========                        ========
Non interest-earning assets:
Cash and due from banks                5,156                            5,318                            4,645
Premises and equipment                 2,458                            2,018                            1,976
Interest receivable and other          2,849                            2,371                            2,210
Allowance for loan losses             (1,795)                          (1,620)                          (1,555)
Unrealized gain/(loss) on securities    (497)                             (65)                             176
                                   ---------                        ---------                        ---------
     Total                             8,171                            8,022                            7,452
                                   ---------                        ---------                        ---------
     Total assets                  $ 175,323                        $ 164,550                        $ 151,687
                                   =========                        =========                        =========

Interest-bearing liabilities:
Demand deposits                    $  13,422        386      2.88%  $  12,723        365      2.87%  $  11,120        318     2.86%
Savings deposits                      31,042      1,077      3.47%     30,351      1,048      3.45%     28,048        967     3.45%
Time deposits                         92,299      5,322      5.77%     86,093      4,508      5.24%     80,263      4,501     5.61%
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------
     Total                           136,763      6,785               129,167      5,921               119,431      5,786
                                   ---------  ---------             ---------  ---------             ---------  ---------
     Cost on average
       interest-bearing liabilities                          4.96%                            4.58%                           4.84%
                                                         =========                        =========                        ========

Non interest-bearing
 liabilities:
Demand deposits                       18,378                           16,514                           14,612
Interest payable and other             1,329                            1,249                            1,183
                                   ---------                        ---------                        ---------
     Total                            19,707                           17,763                           15,795
                                   ---------                        ---------                        ---------
     Total liabilities               156,470                          146,930                          135,226

Stockholder's equity:                 18,853                           17,620                           16,461
                                   ---------                        ---------                        ---------
     Total liabilities and
       stockholder's equity        $ 175,323                        $ 164,550                        $ 151,687
                                   =========                        =========                        =========

     Net interest income                      $   6,368                        $   5,734                       $    5,224
                                              =========                        =========                       ==========

     Net yield on
       interest-earning assets                               3.81%                            3.66%                           3.62%
                                                         =========                        =========                        ========

- --------------------------------------------------------------------------------

Table 2.  Rate/Volume Variance Analysis (thousands)
================================================================================

                                           2000 Compared to 1999                          1999 Compared to 1998
                                --------------------------------------------    --------------------------------------------
                                  Interest               Variance                Interest                Variance
                                  Income/             Attributable To            Income/              Attributable To
                                  Expense                                        Expense
                                  Variance          Rate           Volume        Variance           Rate           Volume
                                ------------    ------------    ------------    ------------    ------------    ------------
Interest-earning assets:
  Deposits in other banks       $          -    $          -    $          -    $         (4)   $          -    $         (4)
  Federal funds sold                    (110)            105            (215)             70             (17)             87
  Investment securities                 (106)             15            (121)             (8)             13             (21)
  Loans                                1,714             319           1,395             587            (330)            917
                                ------------    ------------    ------------    ------------    ------------    ------------
Total                                  1,498             439           1,059             645            (334)            979
                                ------------    ------------    ------------    ------------    ------------    ------------

Interest-bearing liabilities:
  Demand deposits                         21               1              20              47               1              46
  Savings deposits                        29               6              23              81               -              81
  Time deposits                          814             475             339               7            (308)            315
                                ------------    ------------    ------------    ------------    ------------    ------------
Total                                    864             482             382             135            (307)            442
                                ------------    ------------    ------------    ------------    ------------    ------------
    Net interest income         $        634    $        (43)   $        677    $        510    $        (27)   $        537
                                ============    ============    ============    ============    ============    ============


Net Interest Income

         Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 summarizes the major components of net interest income for the past three years and also provides yields and average balances.

         Total interest income in 2000 increased by 12.8% to $13.15 million from $11.66 million in 1999 and $11.01million in 1998. The increase in total interest income in 2000 was the result of a $10.62 million dollar increase in average interest-earning assets combined with a 42 basis point increase in yields on interest-earning assets. The increase in interest income in 1999 was due to increases in interest-earning assets which were slightly offset by a 20 basis point decrease in yields on interest-earning assets. Total interest expense increased by $860,000 in 2000 to $6.78 million from $5.92 million in 1999. This was due to an increase in average interest-bearing liabilities of $7.60 million accompanied by a 38 basis point increase in the average rate paid for interest-bearing liabilities. The increase in average interest-bearing liabilities of $9.74 million in 1999 was partially offset by a decrease in the average rate paid for interest-bearing liabilities of 26 basis points, resulting in an increase in interest expense of $135,000. The effects of changes in volumes and rates on net interest income in 2000 compared to 1999, and 1999 compared to 1998 are shown in Table 2.

         Despite the volatility in interest rates in recent years, net yield on interest-earning assets shows increases of 15 basis points from 1999 to 2000 and 4 basis points from 1998 to 1999. Net interest income also increased steadily by 11.1% in 2000 and 9.8% in 1999.

Provision for Credit Losses

         The allowance for credit losses is established to provide for expected losses in the Bank's loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for credit losses required to maintain an allowance adequate to provide for probable losses. The factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook.

         At the end of 2000, the loan loss reserve was $1,760,999 compared to $1,731,096 in 1999 and $1,677,171 in 1998. The Bank's allowance for loan losses, as a percentage of total loans, at the end of 2000 was 1.31%, compared to 1.40% in 1999, and 1.56% in 1998.

         Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

         Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds checks and fees charged for nondeposit services. Noninterest income increased by $88,000 or 25.3% to $435,000 in 2000 from $347,000 in 1999.
Noninterest income in 1998 totaled $374,000. The increase from 1999 to 2000 was primarily due to increases in service charges on deposit accounts as certain fee increases were implemented in August, 2000. The primary sources of noninterest income for the past three years are summarized in Table 3.

- -------------------------------------------------------------------------------

Table 3.  Sources of Noninterest Income (thousands)
- --------------------------------------------------------------------------------

                                                           2000                  1999                  1998
                                                       ------------          ------------          ------------
Service charges on deposit accounts                    $        223          $        158          $        152
Other service charges and fees                                   97                    87                    96
Insurance commissions                                            36                    30                    41
Safe deposit box rental                                          28                    21                    19
Gain on the sale of securities                                    5                     9                    14
Other income                                                     46                    42                    52
                                                       ------------          ------------          ------------
  Total noninterest income                             $        435          $        347          $        374
                                                       ============          ============          ============

Other Expense

         The major components of noninterest expense for the past three years are illustrated at Table 4.

         Total noninterest expense increased by $401,000 or 11.9% to $3.77 million in 2000. The majority of the increase in 2000 was attributable to personnel expense as well as other expenses associated with the opening of the new branch banking facility in Sparta, North Carolina.

         Noninterest expense increased by $386,000 from 1998 to 1999. The majority of this increase was attributable to personnel expense with the addition of three full-time equivalent employees, including a senior lending officer and a chief financial officer, as well as normal wage increases and increased benefit costs.

- --------------------------------------------------------------------------------

Table 4.  Sources of Noninterest Expense (thousands)
- --------------------------------------------------------------------------------

                                              2000                    1999                    1998
                                          -------------           -------------           -------------
Salaries & wages                          $    1,783.8            $    1,644.5            $    1,385.2
Employee benefits                                693.9                   565.3                   529.8
                                          -------------           -------------           -------------
  Total personnel expense                      2,477.7                 2,209.8                 1,915.0

Director fees                                     42.5                    40.1                    40.5
Occupancy expense                                115.8                    89.6                    81.0
Computer charges                                  48.9                    69.3                    56.7
Other equipment expense                          288.7                   225.9                   215.1
FDIC/OCC assessments                              84.5                    35.3                    68.0
Insurance                                         47.5                    38.9                    41.7
Professional fees                                 43.3                    38.3                    39.3
Advertising                                      120.6                   105.3                    93.8
Postage and freight                              131.0                   121.9                   117.9
Supplies                                         109.0                   127.6                    88.5
Franchise tax                                     40.3                   110.3                   106.6
Telephone                                         55.9                    45.0                    39.1
Travel, dues & meetings                           50.4                    41.2                    32.4
Other expense                                    116.5                    72.7                    49.6
                                          -------------           -------------           -------------
  Total noninterest expense                    3,772.6                 3,371.2                 2,985.2
                                          =============           =============           =============

         The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 55.5% in 2000, 55.4% in 1999 and 53.3% in 1998.

Income Taxes

         Income tax expense is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal income tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         Income tax expense (substantially all Federal) was $687,125 in 2000, $465,875 in 1999 and $396,972 in 1998 resulting in effective tax rates of 25.0%, 19.3% and 17.3% respectively. Income tax expense increased by $221,250 from 1999 to 2000 as alternative minimum tax credits, which were available in 1998 and 1999, were depleted in 2000.

         The Bank's deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in the provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

         Net deferred tax benefits of $755,075 and $854,188 are included in other assets at December 31, 2000 and 1999 respectively. At December 31, 2000, $10,009 of the total deferred tax benefit was applicable to unrealized depreciation on investment securities available for sale. Accordingly, this amount was not charged to income but recorded directly to the related stockholders' equity account.

Analysis of Financial Condition

         Average earning assets increased 6.8% from December 31, 1999 to December 31, 2000. Total earning assets represented 95.3% of total average assets in 2000 and 95.1% in 1999. The mix of average earning assets changed moderately from 1999 to 2000 as federal funds balances and proceeds from investment securities were used to fund loan growth.

- --------------------------------------------------------------------------------

Table 5.  Average Asset Mix (dollars in thousands)
- --------------------------------------------------------------------------------

                                                     2000                                    1999
                                         ----------------------------            ----------------------------

                                           Average                                 Average
                                           Balance             %                   Balance             %
                                         ------------    ------------            ------------    ------------
Earning assets:
  Loans                                  $    131,326           74.91%           $    114,790           69.76%
  Investment securities                        29,248           16.68%                 31,428           19.10%
  Federal funds sold                            6,578            3.75%                 10,310            6.27%
  Deposits in other banks                           -            0.00%                      -            0.00%
                                         ------------    ------------            ------------    ------------
    Total earning assets                      167,152           95.34%                156,528           95.12%
                                         ------------    ------------            ------------    ------------

Nonearning assets:
  Cash and due from banks                       5,156            2.94%                  5,318            3.23%
  Premises and equipment                        2,458            1.40%                  2,018            1.23%
  Other assets                                  2,849            1.62%                  2,371            1.44%
  Allowance for loan losses                    (1,795)              -                  (1,620)          -0.98%
  Unrealized gain/(loss) on securities           (497)              -                     (65)          -0.04%
                                         ------------    ------------            ------------    ------------
    Total nonearning assets                     8,171            4.66%                  8,022            4.88%
                                         ------------    ------------            ------------    ------------
    Total assets                         $    175,323          100.00%           $    164,550          100.00%
                                         ============    ============            ============    ============


         Average loans for 2000 represented 74.91% of total average assets compared to 69.76% in 1999. Average federal funds sold decreased from 6.27% to 3.75% of total average assets while average investment securities decreased from 19.10% to 16.68% of total average assets over the same time period. The average balances of cash and due from bank accounts decreased in 2000 as cash balances, which had been increased in 1999 for potential Y2K related cash demands, were returned to normal levels.

Loans

         Average loans totaled $131.3 million over the year ended December 31, 2000. This represents an increase of 14.4% over the average of $114.8 million for 1999. Average loans increased by 10.7% from 1998 to 1999.

         The loan portfolio is dominated by real estate and consumer loans. These loans accounted for 90.5% of the total loan portfolio at December 31, 2000. This is down slightly from the 91.2% that the two categories maintained at December 31, 1999. The amount of loans outstanding by type at December 31, 2000 and December 31, 1999 and the maturity distribution for variable and fixed rate loans as of December 31, 2000 are presented in Tables 6 & 7 respectively.

- --------------------------------------------------------------------------------

Table 6.  Loan Portfolio Summary (dollars in thousands)

- --------------------------------------------------------------------------------

                                                     December 31, 2000                      December 31, 1999
                                                ---------------------------            ---------------------------
                                                   Amount           %                     Amount            %
                                                ------------   ------------            ------------   ------------
Construction and development                    $      2,384           1.77%           $      3,329           2.71%
Residential, 1-4 families                             69,567          51.59%                 64,586          52.41%
Residential, 5 or more families                           29           0.02%                     37           0.03%
Farmland                                               4,517           3.35%                  4,355           3.53%
Nonfarm, nonresidential                               27,236          20.20%                 22,840          18.53%
                                                ------------   ------------            ------------   ------------
     Total real estate                               103,733          76.93%                 95,147          77.21%

Agricultural                                           3,805           2.82%                  3,208           2.61%
Commercial                                             8,613           6.39%                  7,434           6.03%
Consumer                                              18,340          13.61%                 17,208          13.96%
Other                                                    342           0.25%                    232           0.19%
                                                ------------   ------------            ------------   ------------
     Total                                      $    134,833         100.00%           $    123,229         100.00%
                                                ============   ============            ============   ============

- --------------------------------------------------------------------------------

Table 7.  Maturity Schedule of Loans (dollars in thousands)

- --------------------------------------------------------------------------------

                                                                                                      Total
                                           Real         Agricultural       Consumer      -------------------------------
                                          Estate       and Commercial      and Other         Amount              %
                                      --------------   --------------   --------------   --------------   --------------
Fixed rate loans:
  Three months or less                $        6,117   $        3,772   $        2,117   $       12,006              8.9%
  Over three to twelve months                 25,776            5,635            4,316           35,727             26.5%
  Over one year to five years                 67,467            1,143           10,840           79,450             58.9%
  Over five years                              1,486               16              493            1,995              1.5%
                                      --------------   --------------   --------------   --------------   --------------
    Total fixed rate loans            $      100,846   $       10,566   $       17,766   $      129,178             95.8%
                                      --------------   --------------   --------------   --------------   --------------

Variable rate loans:
  Three months or less                $          297   $          692              $ -   $          989              0.7%
  Over three to twelve months                  1,099              589               35            1,723              1.3%
  Over one year to five years                    572              462              796            1,830              1.4%
  Over five years                                919              109               85            1,113              0.8%
                                      --------------   --------------   --------------   --------------   --------------
    Total variable rate loans         $        2,887   $        1,852   $          916   $        5,655              4.2%
                                      --------------   --------------   --------------   --------------   --------------

Total loans:
  Three months or less                $        6,414   $        4,464   $        2,117   $       12,995              9.6%
  Over three to twelve months                 26,875            6,224            4,351           37,450             27.8%
  Over one year to five years                 68,039            1,605           11,636           81,280             60.3%
  Over five years                              2,405              125              578            3,108              2.3%
                                      --------------   --------------   --------------   --------------   --------------
    Total loans                       $      103,733   $       12,418   $       18,682   $      134,833            100.0%
                                      ==============   ==============   ==============   ==============   ==============


         Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 8.47% in 2000 compared to an average yield of 8.20% in 1999.

Investment Securities

         The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank's interest rate sensitivity goals, and to generate income.

         Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2000 by major types of investments and maturity ranges. Maturities on investment securities are based on the earlier of the contractual maturity or the call date, if any.

         Total investment securities decreased by approximately $660,000 from December 31, 1999 to December 31, 2000 as proceeds from maturities and calls were used primarily in funding increased loan demand as opposed to the purchase of additional investment securities. The average yield of the investment portfolio increased to 5.52% for the year ended December 31, 2000 compared to 5.47% for 1999.

- --------------------------------------------------------------------------------

Table 8.  Investment Securities - Maturity/Yield Schedule (dollars in thousands)

- --------------------------------------------------------------------------------

                                   In One        After One      After Five       After
                                   Year or        Through        Through         Ten                           Market
                                     Less        Five Years     Ten Years        Years          Total           Value
                                 ------------   ------------   ------------   ------------   ------------   ------------
Investment Securities:
U.S. Treasury securities         $        500   $          -   $          -   $          -   $        500   $        499
U.S. Government agencies                1,269          4,599            349              -          6,217          6,198
State and municipal securities          3,932         11,087          2,554            100         17,673         17,791
Corporate securities                      467          2,999            858              -          4,324          4,275
                                 ------------   ------------   ------------   ------------   ------------   ------------

    Total                        $      6,168   $     18,685   $      3,761   $        100   $     28,714   $     28,763
                                 ============   ============   ============   ============   ============   ============

Weighted average yields:
U.S. Treasury securities                 5.06%             -              -              -           5.06%
U.S. Government agencies                 6.26%          5.85%          6.38%             -           5.98%
State and municipal securities           5.06%          5.47%          6.15%          7.55%          5.46%
Corporate securities                     6.03%          6.60%          6.22%             -           6.48%
                                 ------------   ------------   ------------   ------------   ------------

    Total                                5.34%          5.74%          6.20%          7.55%          5.72%
                                 ------------   ------------   ------------   ------------   ------------

Deposits

         The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposit in denominations of $100,000 or more) are the primary funding source. The Bank's balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Bank's management must continuously monitor market pricing, competitor's rates, and the internal interest rate spreads to maintain the Bank's growth and profitability. The Bank attempts to structure rates so as to promote deposit and asset growth while at the same time increasing overall profitability of the Bank.

         Average total deposits for the year ended December 31, 2000 amounted to $155.1million, which was an increase of $9.4 million, or 6.5% over 1999. Average core deposits totaled $130.4 million in 2000 representing a 7.1% increase over the $121.8 million in 1999. The percentage of the Bank's average deposits that are interest-bearing decreased from 88.7% in 1999 to 88.2% in 2000. Average demand deposits which earn no interest increased 11.3% from $16.5 million in 1999 to $18.4 million in 2000. Average deposits for the periods ended December 31, 2000 and December 31, 1999 are summarized in Table 9.

- --------------------------------------------------------------------------------

Table 9.  Deposit Mix (dollars in thousands)

- --------------------------------------------------------------------------------

                                                           2000                                            1999
                                       --------------------------------------------    --------------------------------------------
                                          Average                        Average         Average                         Average
                                          Balance            %          Rate Paid        Balance             %          Rate Paid
                                       ------------    ------------    ------------    ------------    ------------    ------------
Interest-bearing deposits:
  NOW accounts                         $     13,422             8.7%           2.88%   $     12,723             8.7%           2.87%
  Money Market                                4,919             3.2%           3.25%          5,425             3.7%           3.25%
  Savings                                    26,124            16.8%           3.50%         24,925            17.1%           3.50%
  Small denomination certificates            67,572            43.6%           5.70%         62,236            42.8%           5.20%
  Large denomination certificates            24,726            15.9%           5.95%         23,858            16.4%           5.32%
                                       ------------    ------------    ------------    ------------    ------------    ------------
    Total interest-bearing deposits         136,763            88.2%           4.96%        129,167            88.7%           4.58%

Noninterest-bearing deposits                 18,378            11.8%           0.00%         16,514            11.3%           0.00%
                                       ------------    ------------    ------------    ------------    ------------    ------------
    Total deposits                     $    155,141           100.0%           4.96%   $    145,681           100.0%           4.58%
                                       ============    ============    ============    ============    ============    ============


         The average balance of certificates of deposit issued in denominations $100,000 or more increased by $868,000, or 3.6%, for the year ended December 31, 2000. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2000.

- ------------------------------------------------------------------------------

Table 10.  Large Time Deposit Maturities (thousands)

- ------------------------------------------------------------------------------

       Analysis of time deposits of $100,000 or more at Decmeber 31, 2000:

       Remaining maturity of three months or less                 $   4,343
       Remaining maturity over three through twelve months           16,800
       Remaining maturity over one through five years                 5,438
       Remaining maturity over five years                                 -
                                                                  ---------
         Total time deposits of $100,000 or more                  $  26,581
                                                                  =========

Capital Adequacy

         Stockholders' equity amounted to $19.6 million at December 31, 2000, a 9.8% increase over the 1999 year end total of $17.9 million. The increase resulted from earnings of approximately $2.1 million, less dividends paid, plus a change in unrealized depreciation of investment securities classified as available for sale.

         Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders' equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2000 the Bank has a ratio of Tier 1 capital to risk-weighted assets of 12.3% and a ratio of total capital to risk-weighted assets of 13.6%.

- --------------------------------------------------------------------------------

Table 11.  Bank's Year-end Risk-Based Capital (dollars in thousands)

- --------------------------------------------------------------------------------

                                                           2000                    1999
                                                       -------------            ------------
Tier 1 capital                                         $     14,755             $    13,305
Qualifying allowance for loan losses
  (limited to 1.25% of risk-weighted assets)                  1,499                   1,360
                                                       -------------            ------------
Total regulatory capital                               $     16,254             $    14,665
                                                       =============            ============
Total risk-weighted assets                             $    119,635             $   108,433
                                                       =============            ============

Tier 1 capital as a percentage of
  risk-weighted assets                                        12.3%                   12.3%
Total regulatory capital as a percentage of
  risk-weighted assets                                        13.6%                   13.5%
Leverage ratio*                                                8.1%                    7.8%

*Tier 1 capital divided by average total assets for the quarter ended December 31 of each year.


         In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator's evaluation of the Bank's overall safety and soundness. As of December 31, 2000, the Bank had a ratio of year-end Tier 1 capital to average total assets for the fourth quarter of 2000 of 8.1%. Table 11 sets forth summary information with respect to the Bank's capital ratios at December 31, 2000. All capital ratio levels indicate that the Bank is well capitalized.

         At December 31, 2000 the Company had 1,718,968 shares of common stock outstanding which were held by approximately 600 shareholders of record.

Nonperforming and Problem Assets

         Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank attempts to use shorter-term loans and, although a portion of the loans have been made based upon the value of collateral, it tries to rely primarily on the cash flow of the borrower as the source of repayment rather than the value of the collateral.

         The Bank also attempts to reduce repayment risk by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

         Nonperforming assets at December 31, 2000 and 1999 are analyzed in Table 12.

- --------------------------------------------------------------------------------

Table 12.  Nonperforming Assets (dollars in thousands)

- --------------------------------------------------------------------------------

                                                        December 31, 2000                    December 31, 1999
                                                   ---------------------------          ---------------------------
                                                      Amount       % of Loans              Amount       % of Loans
                                                   ------------   ------------          ------------   ------------
Nonaccrual loans                                   $        687            0.5%         $        281            0.2%
Restructured loans                                          368            0.3%                  409            0.3%
Loans past due 90 days or more                              623            0.5%                  754            0.6%
Foreclosed, repossessed and idled properties                  -              -                     -              -
                                                   ------------   ------------          ------------   ------------
    Total nonperforming assets                     $      1,678            1.3%         $      1,444            1.1%
                                                   ============   ============          ============   ============

         Total nonperforming assets were 1.3% and 1.1% of total outstanding loans as of December 31, 2000 and 1999 respectively.

         The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb probable credit losses inherent in the loan portfolio. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank's loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The accrual of interest on a loan is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

         To quantify the specific elements of the allowance for loan losses, the Bank begins by reviewing loans in the portfolio and assigning grades to loans which have been reviewed. Loans which are graded as acceptable are then grouped with loans in the same category which have not been graded and the total is then multiplied by a historical charge-off percentage to arrive at a base allowance amount. Loans which are graded other than acceptable are given specific allowances based on the grade. An allowance of 5% is made for loans graded as "special mention"; an allowance of 15% is made for loans graded as "substandard"; an allowance of 50% is made for loans graded as "doubtful"; and an allowance of 100% is made for loans graded as "loss". The allowance for graded loans is then added to the base allowance for acceptable and ungraded loans. Finally, the allowance may be adjusted by factors which consider current loan volume and general economic conditions. The allowance is allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the respective categories of loans, although the entire allowance is available to absorb any actual charge-offs that may occur.

         The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13. The allocation of the reserve for loan losses is detailed in Table 14.

- --------------------------------------------------------------------------------

Table 13.  Loan Losses (thousands)

- --------------------------------------------------------------------------------

                                                          2000                   1999                   1998
                                                      ------------           ------------           ------------
Allowance for loan losses, beginning                  $  1,731,096           $  1,677,171           $  1,556,237
Provision for loan losses, added                           280,000                300,000                319,200
Charge-offs:
    Real estate                                            (41,739)               (37,099)              (129,593)
    Commercial and agricultural                           (231,472)              (280,969)               (65,060)
    Consumer and other                                    (100,933)               (77,277)               (88,357)
Recoveries:
    Real estate                                             13,649                 19,024                 32,474
    Commercial and agricultural                             85,257                 78,487                 30,874
    Consumer and other                                      25,141                 51,759                 21,396
                                                      ------------           ------------           ------------
Net charge-offs                                           (250,097)              (246,075)              (198,266)
                                                      ------------           ------------           ------------
Allowance for loan losses, ending                     $  1,760,999           $  1,731,096           $  1,677,171
                                                      ============           ============           ============

- --------------------------------------------------------------------------------

Table 14.  Allocation of the Reserve for Loan Losses (thousands)

- --------------------------------------------------------------------------------

                                                               2000                             1999
                                                   ----------------------------     ----------------------------
                                                                       % of                            % of
                                                                     Loans to                        Loans to
Balance at the end of the period applicable to:       Amount        Total Loans        Amount       Total Loans
                                                   ------------    ------------     ------------    ------------
Commercial and agricultural                        $        440            9.21%    $        433            8.64%
Real estate - construction                                    -            1.77%               -            2.71%
Real estate - mortgage                                      793           75.16%             779           74.50%
Consumer and other                                          528           13.86%             519           14.15%
                                                   ------------    ------------     ------------    ------------
    Total                                          $      1,761          100.00%    $      1,731          100.00%
                                                   ============    ============     ============    ============

Quantitative and Qualitative Disclosure about Market Risk

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

         The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 18.1% at December 31, 2000 compared to 19.0% at December 31, 1999. These ratios are considered to be adequate by management.

         The Bank uses cash and federal funds sold to meet its daily funding needs. If funding needs are met through holdings of excess cash and federal funds, then profits might be sacrificed as higher-yielding investments are foregone in the interest of liquidity. Therefore management determines, based on such items as loan demand and deposit activity, an appropriate level of cash and federal funds and seeks to maintain that level.

         The Bank prefers to maintain a quiet investment security portfolio. The primary goals of the investment portfolio are liquidity management and maturity gap management. As investment securities mature the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased, otherwise the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a significant portion of its investment portfolio in unpledged assets that are less than 18 months to maturity. These investments are a preferred source of funds in that they can be disposed of in any interest rate environment without causing significant damage to that quarter's profits.

         Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank's balance sheet on December 31, 2000. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2000, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to change in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

         Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

- --------------------------------------------------------------------------------

Table 15.  Interest Rate Sensitivity (dollars in thousands)

- --------------------------------------------------------------------------------

                                                                       December 31, 2000
                                                                      Maturities/Repricing
                                         --------------------------------------------------------------------------------

                                            1 to 3           4 to 12         13 to 60         Over 60
                                            Months           Months           Months           Months            Total
                                         ------------     ------------     ------------     ------------     ------------
Interest-Earning Assets:
Federal funds sold                       $      7,820     $          -     $          -     $          -     $      7,820
Investments                                     2,209            3,959           18,685            3,861           28,714
Loans                                          12,995           37,450           81,280            3,108          134,833
                                         ------------     ------------     ------------     ------------     ------------
  Total                                  $     23,024     $     41,409     $     99,965     $      6,969     $    171,367
                                         ============     ============     ============     ============     ============

Interest-Bearing Liabilities:
NOW accounts                             $     14,060              $ -              $ -     $          -     $     14,060
Money market                                    4,507                -                -                -            4,507
Savings                                        25,330                -                -                -           25,330
Certificates of deposit                        18,421           53,043           25,554                -           97,018
                                         ------------     ------------     ------------     ------------     ------------
  Total                                  $     62,318     $     53,043     $     25,554     $          -     $    140,915
                                         ============     ============     ============     ============     ============

Interest sensitivity gap                 $    (39,294)    $    (11,634)    $     74,411     $      6,969     $          -

Cumulative interest
  sensitivity gap                        $    (39,294)    $    (50,928)    $     23,483     $     30,452     $     30,452

Ratio of sensitivity gap to
  total earning assets                         -22.9%            -6.8%             43.4%             4.1%             0.0%

Cumulative ratio of sensitivity
  gap to total earning assets                  -22.9%           -29.7%             13.7%            17.8%            17.8%

         The Bank uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

         The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank's forecasts for changes in net income and market value of equity as of December 31, 2000.

- --------------------------------------------------------------------------------

Table 16.  Interest Rate Risk (dollars in thousands)

- --------------------------------------------------------------------------------

Rate Shocked Interest Margin and Market Value of Equity
- --------------------------------------------------------------------------------

      Rate Change               -400bp     -300bp     -200bp     -100bp      0bp       +100bp     +200bp     +300bp     +400bp
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
Interest Income:
Federal funds sold             $    340   $    382   $    425   $    467   $    509   $    552   $    594   $    636   $    679
Investments                       1,705      1,717      1,729      1,741      1,752      1,764      1,776      1,788      1,799
Loans                            10,550     10,834     11,119     11,403     11,666     11,919     12,170     12,422     12,671
                               ------------------------------------------------------------------------------------------------
  Total interest income          12,595     12,933     13,273     13,611     13,927     14,235     14,540     14,846     15,149

Interest Expense:
Deposits                          6,633      6,824      7,015      7,206      7,398      7,584      7,771      7,958      8,145
Federal funds purchased               -          -          -          -          -          -          -          -          -
Other borrowings                      -          -          -          -          -          -          -          -          -
                               ------------------------------------------------------------------------------------------------
  Total interest expense          6,633      6,824      7,015      7,206      7,398      7,584      7,771      7,958      8,145

Interest Margin                $  5,962   $  6,109   $  6,258   $  6,405   $  6,529   $  6,651   $  6,769   $  6,888   $  7,004
Actual Dollars at Risk         $    567   $    420   $    271   $    124   $      -   $      -   $      -   $      -   $      -

Market value of assets         $185,842   $184,094   $182,367   $180,652   $178,822   $176,953   $175,098   $173,275   $171,453
Market value of liabilities     171,092    169,442    167,791    166,140    164,489    162,838    161,187    159,536    157,886
                               ------------------------------------------------------------------------------------------------

Market Value of Equity         $ 14,750   $ 14,652   $ 14,576   $ 14,512   $ 14,333   $ 14,115   $ 13,911   $ 13,739   $ 13,567

Impact of Inflation and Changing Prices

         The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all the assets and liabilities are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

- --------------------------------------------------------------------------------

                         Table 17. Key Financial Ratios

- --------------------------------------------------------------------------------

                                            2000               1999              1998
                                        -------------       ------------      ------------
Return on average assets                     1.18%              1.18%             1.24%
Return on average equity                    10.95%             11.05%            11.54%
Dividend payout ratio                       30.83%             29.20%            27.27%
Average equity to average assets            10.75%             10.69%            10.73%


Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

         Information with respect to this Item is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" above.


Item 8.      Financial Statements and Supplementary Data

         The following financial statements are filed as a part of this report following Item 14 below:

             Independent Auditor's Report
             Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998
             Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999, and 1998
             Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998
             Notes to Consolidated Financial Statements


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Election of Directors," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


Item 11.     Executive Compensation

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Compensation and Related Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Transactions with Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K


      (a) Financial statements, financial statement schedules and reports included in this Annual Report on Form 10-K

             (1)    Financial Statements

                    The Company's financial statements are filed as a part of this report following this Item 14.

             (2)    Financial Statement Schedules

                    No financial statement schedules, other than those schedules included in the Company's financial statements, are required or applicable.

             (3) The exhibits that are required to be filed or incorporated by reference herein are as follows:

             Exhibit No.                       Document
             -----------                       --------

                3.1 Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10, File No. 0-30535 (the "Form 10").

                3.2 Bylaws, incorporated by reference to Exhibit 3.2 of the Form 10.

                21          Subsidiary of the Company.*
                ______________________
                *  Filed herewith

      (b)    Reports on Form 8-K.

             None.

      (c)    Exhibits

             The response to this portion of Item 14 is set forth in Item 14(a)(3) above.

      (d)    Financial Statement Schedules

             No financial statement schedules, other than those schedules included in the Company's financial statements, are required or applicable.

                   [LETTERHEAD OF LARROWE & COMPANY, P.L.C.]



                          Independent Auditor's Report



Board of Directors and Stockholders
Grayson Bankshares, Inc.
Independence, Virginia

We have audited the consolidated balance sheets of Grayson Bankshares, Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grayson Bankshares, Inc. and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Larrowe & Company, P.L.C.

Galax, Virginia
January 18, 2001

================================================================================

Consolidated Balance Sheets
December 31, 2000 and 1999
- --------------------------------------------------------------------------------

Assets                                                                 2000                1999
                                                                  ---------------    ---------------
Cash and due from banks                                           $     4,993,526    $     7,773,049
Interest-bearing deposits with banks                                            -                  -
Federal funds sold                                                      7,820,438          6,871,535
Investment securities available for sale                               18,718,706         16,561,594
Investment securities held to maturity                                  9,965,781         12,786,424
Restricted equity securities                                               81,750             81,750
Loans, net of allowance for loan losses of $1,760,999
  in 2000 and $1,731,096 in 1999                                      133,071,889        121,498,141
Property and equipment, net                                             2,792,981          2,119,422
Accrued income                                                          1,681,910          1,412,088
Other assets                                                            1,190,831          1,230,853
                                                                  ---------------    ---------------
                                                                  $   180,317,812    $   170,334,856
                                                                  ===============    ===============

Liabilities and Stockholders' Equity

Liabilities
Deposits
   Noninterest-bearing                                            $    18,674,556         18,755,128
   Interest-bearing                                                   140,915,544        132,864,897
                                                                  ---------------    ---------------
     Total deposits                                                   159,590,100        151,620,025

Accrued interest payable                                                  294,583            239,061
Other liabilities                                                         795,468            585,698
                                                                  ---------------    ---------------
                                                                      160,680,151        152,444,784

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                               -                  -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued
   in 2000 and 1999, respectively                                       2,148,710          2,148,710
Surplus                                                                   521,625            521,625
Retained earnings                                                      16,986,754         15,559,063
Accumulated other comprehensive income (loss)                             (19,428)          (339,326)
                                                                  ---------------    ---------------
                                                                       19,637,661         17,890,072
                                                                  ---------------    ---------------
                                                                  $   180,317,812    $   170,334,856
                                                                  ===============    ===============









See Notes to Consolidated Financial Statements

================================================================================

Consolidated Statements of Income
Years ended December 31, 2000, 1999 and 1998
- --------------------------------------------------------------------------------

                                                             2000             1999              1998
                                                        --------------    -------------    --------------
Interest income:
   Loans and fees on loans                              $   11,129,081    $   9,415,047    $    8,827,770
   Federal funds sold                                          409,824          519,842           449,585
   Investment securities:
     Taxable                                                 1,012,459          986,447           842,873
     Exempt from federal income tax                            601,479          733,837           885,693
   Deposits with banks                                               -                -             3,713
                                                        --------------    -------------    --------------
                                                            13,152,843       11,655,173        11,009,634
                                                        --------------    -------------    --------------

Interest expense:
   Deposits                                                  6,784,519        5,920,886         5,785,685
   Interest on borrowings                                            -                -                 -
                                                        --------------    -------------    --------------
                                                             6,784,519        5,920,886         5,785,685
                                                        --------------    -------------    --------------
         Net interest income                                 6,368,324        5,734,287         5,223,949

Provision for loan losses                                      280,000          300,000           319,200
                                                        --------------    -------------    --------------
         Net interest income after
           provision for loan losses                         6,088,324        5,434,287         4,904,749
                                                        --------------    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                         223,283          157,697           152,027
   Other service charges and fees                               68,675           51,779            60,741
   Net realized gains on securities                              4,738            8,580            13,938
   Other income                                                138,425          128,894           148,206
                                                        --------------    -------------    --------------
                                                               435,121          346,950           374,912
                                                        --------------    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                            2,477,773        2,209,827         1,915,008
   Occupancy expense                                           115,793           89,553            80,975
   Equipment expense                                           288,655          225,949           215,096
   Other expense                                               890,390          845,880           774,130
                                                        --------------    -------------    --------------
                                                             3,772,611        3,371,209         2,985,209
                                                        --------------    -------------    --------------
         Income before income taxes                          2,750,834        2,410,028         2,294,452

Income tax expense                                             687,125          465,875           396,972
                                                        --------------    -------------    --------------
         Net income                                     $    2,063,709    $   1,944,153    $    1,897,480
                                                        ==============    =============    ==============

Basic earnings per share                                $         1.20    $        1.13    $         1.10
                                                        ==============    =============    ==============
Weighted average shares outstanding                          1,718,968        1,718,968         1,718,968
                                                        ==============    =============    ==============








See Notes to Consolidated Financial Statements

================================================================================

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2000, 1999 and 1998
- --------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                  Common Stock                                          Other
                                           --------------------------                  Retained     Comprehensive
                                              Shares       Amount        Surplus       Earnings     Income (Loss)    Total
                                           ------------  ------------  ------------  ------------   ------------   ------------
Balance, December 31, 1997                      859,484  $  1,074,355  $    521,625  $ 13,874,735  $     71,357    $ 15,542,072

     Comprehensive income
     Net income                                       -             -             -     1,897,480             -       1,897,480
     Net change in unrealized
         depreciation on investment
         securities available for
         sale, net of taxes of $53,751                -             -             -             -       118,276         118,276
     Reclassification adjustment                      -             -             -             -       (13,938)        (13,938)
                                                                                                                   ------------
     Total comprehensive income                                                                                       2,001,818

     Dividends paid
         ($.60 per share)                             -             -             -      (515,690)             -       (515,690)
                                           ------------  ------------  ------------  ------------   ------------   ------------
Balance, December 31, 1998                      859,484     1,074,355       521,625    15,256,525        175,695     17,028,200

     Comprehensive income
     Net income                                       -             -             -     1,944,153              -      1,944,153
     Net change in unrealized
         depreciation on investment
         securities available for
         sale, net of taxes of $(265,314)             -             -             -             -       (515,021)      (515,021)
                                                                                                                   ------------
     Total comprehensive income                                                                                       1,429,132

     Dividends paid
         ($.33 per share)                             -             -             -      (567,260)             -       (567,260)
     Stock split, two for one                   859,484     1,074,355             -    (1,074,355)             -              -
                                           ------------  ------------  ------------  ------------   ------------   ------------
Balance, December 31, 1999                    1,718,968     2,148,710       521,625    15,559,063       (339,326)    17,890,072

     Comprehensive income
     Net income                                       -             -             -     2,063,709              -      2,063,709
     Net change in unrealized
         depreciation on investment
         securities available for
         sale, net of taxes of $ 164,796              -             -             -             -        319,898        319,898
                                                                                                                   ------------
     Total comprehensive income                                                                                       2,383,607

     Dividends paid
         ($.37 per share)                             -             -             -      (636,018)             -       (636,018)
                                           ------------  ------------  ------------  ------------   ------------   ------------
Balance, December 31, 2000                    1,718,968  $  2,148,710  $    521,625  $ 16,986,754   $    (19,428)  $ 19,637,661
                                           ============  ============  ============  ============   ============   ============




See Notes to Consolidated Financial Statements

================================================================================

Consolidated Statements of Cash Flows
Years ended December 31, 2000, 1999 and 1998
- --------------------------------------------------------------------------------

                                                                       2000             1999              1998
                                                                  --------------    -------------    -------------
Cash flows from operating activities:
   Net income                                                     $    2,063,709    $   1,944,153    $   1,897,480
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                     253,732          197,945          178,595
       Provision for loan losses                                         280,000          300,000          319,200
       Deferred income taxes                                             (65,682)          22,524          (83,605)
       Net realized gains on securities                                   (4,738)          (8,580)         (13,938)
       Gain on sale of equipment                                            (115)               -               -
       Accretion of discount on securities, net of
         amortization of premiums                                          8,969           22,729           17,429
       Deferred compensation                                             117,731           42,848           40,787
       Changes in assets and liabilities:
         Accrued income                                                 (269,822)         (61,851)          27,893
         Other assets                                                    (59,092)         (37,470)         (38,190)
         Accrued interest payable                                         55,522           10,221          (19,167)
         Other liabilities                                                92,039         (141,907)         130,951
                                                                  --------------    -------------    -------------
           Net cash provided by operating activities                   2,472,253        2,290,612        2,457,435
                                                                  --------------    -------------    -------------

Cash flows from investing activities:
   Increase (decrease) in interest-bearing deposits with banks                 -                -           99,369
   Net increase (decrease) in federal funds sold                        (948,903)       5,228,465       (2,300,000)
   Purchases of investment securities                                 (3,395,005)      (3,869,555)      (9,360,555)
   Sales of investment securities                                              -        3,039,500        1,058,370
   Maturities of investment securities                                 4,538,999        3,115,748        7,871,005
   Net increase in loans                                             (11,853,748)     (15,873,677)      (7,691,706)
   Purchases of property and equipment, net of sales                    (927,176)        (424,815)         (74,179)
                                                                  --------------    -------------    -------------
           Net cash used in investing activities                     (12,585,833)      (8,784,334)     (10,397,696)
                                                                  --------------    -------------    -------------

Cash flows from financing activities:
   Net increase in deposits                                            7,970,075        9,816,962       10,101,638
   Dividends paid                                                       (636,018)        (567,260)        (515,690)
   Net increase (decrease) in short-term debt                                  -                -                -
                                                                  --------------    -------------    -------------
           Net cash provided by financing activities                   7,334,057        9,249,702        9,585,948
                                                                  --------------    -------------    -------------
           Net increase (decrease) in cash and cash equivalents       (2,779,523)       2,755,980        1,645,687

Cash and cash equivalents, beginning                                   7,773,049        5,017,069        3,371,382
                                                                  --------------    -------------    -------------
Cash and cash equivalents, ending                                 $    4,993,526    $   7,773,049    $   5,017,069
                                                                  ==============    =============    =============

Supplemental disclosure of cash flow information:
   Interest paid                                                  $    6,728,997    $   5,910,665    $   5,804,852
                                                                  ==============    =============    =============
   Taxes paid                                                     $      730,050    $     457,000    $     432,000
                                                                  ==============    =============    =============

Supplemental disclosure of noncash investing activities:
   Effect on equity of change in net unrealized gain (loss)       $      319,898    $    (515,021)   $     104,338
                                                                  ==============    =============    =============



See Notes to Consolidated Financial Statements

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

Grayson   Bankshares,   Inc.  (the  Company)  was  incorporated  as  a  Virginia
corporation on February 3, 1992 to acquire the stock of The Grayson National Bank (the Bank). The Bank was acquired by the Company on July 1, 1992.

The Grayson National Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through six banking offices. As an FDIC insured, National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank, which is wholly owned. All significant, intercompany transactions and balances have been eliminated in consolidation.

Business Segments

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Substantially all of the Bank's loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but influenced to an extent by the manufacturing and agricultural segments.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank's allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Trading Securities

The Bank does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities Held to Maturity

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates.

Securities Available for Sale

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs and the allowance for loan losses. Loan origination fees and costs, are not capitalized and recognized as an adjustment to the yield on the related loan as such deferrals are not material to the Company's financial position or results of operations.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Property and Equipment

Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

                                                          Years
                                                          -----
                   Buildings and improvements             10-40
                   Furniture and equipment                 5-12

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is less than six months.

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering all employees who meet eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of service. Plan benefits are based on final average compensation and years of service. The funding policy is to contribute the maximum deductible for federal income tax purposes.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred taxes assets and liabilities are adjusted through the provision for income taxes.

Deferred income tax liability relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale is recorded in other liabilities (assets). Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liability or asset is also recorded as an adjustment to equity.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares. For the years presented, the Company has no potentially dilutive securities outstanding.

Comprehensive Income

Annual comprehensive income reflects the change in the Company's equity during the year arising from transactions and events other than investments by and distributions to shareholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of shareholders' equity rather than as income or expense.

Financial Instruments

Any derivative financial instruments held or issued by the Bank are held or issued for purposes other than trading.

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The Bank does not utilize interest-rate exchange agreements or interest-rate futures contracts.

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Available-for-sale and held-to-maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Short-term debt: The carrying amounts of short-term debt approximate their fair values.

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximates fair value.

Reclassification

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current presentation. Net income (loss) and stockholders' equity previously reported were not affected by these reclassifications.

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $858,000 and $913,000 for the periods including December 31, 2000 and 1999, respectively.

Note 3.  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 follow:

2000                                               Amortized        Unrealized       Unrealized           Fair
- ----                                                 Cost             Gains            Losses             Value
                                                 -------------    -------------    -------------    -------------
Available for sale:
   U.S. Treasury securities                      $     499,878    $           -    $         972    $     498,906
   U.S. Government agency securities                 6,217,638           10,028           29,289        6,198,377
   State and municipal securities                    7,706,876           89,091           49,630        7,746,337
   Corporate securities                              4,323,751           14,686           63,351        4,275,086
                                                 -------------    -------------    -------------    -------------
                                                 $  18,748,143    $     113,805    $     143,242    $  18,718,706
                                                 =============    =============    =============    =============
Held to maturity:
   State and municipal securities                $   9,965,781    $      81,315    $       2,519    $  10,044,577
                                                 =============    =============    =============    =============

1999
Available for sale:
   U.S. Treasury securities                      $     499,295    $           -    $       6,561    $     492,734
   U.S. Government agency securities                 6,974,053            2,339          188,681        6,787,711
   State and municipal securities                    7,237,882           13,461          186,234        7,065,109
   Corporate securities                              2,364,495                -          148,455        2,216,040
                                                 -------------    -------------    -------------    -------------
                                                 $  17,075,725    $      15,800    $     529,931    $  16,561,594
                                                 =============    =============    =============    =============
Held to maturity:
   State and municipal securities                $  12,786,424    $      83,172    $      50,872    $  12,818,724
                                                 =============    =============    =============    =============

Investment securities with amortized cost of approximately $3,104,906 and $2,793,000 at December 31, 2000 and 1999, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                       2000            1999              1998
                                                                  --------------   -------------    -------------
Realized gains                                                    $        4,738   $       8,580    $      14,038
Realized losses                                                                -               -             (100)
                                                                  --------------   -------------    -------------
                                                                  $        4,738   $       8,580    $      13,938
                                                                  ==============   =============    =============

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 3.  Investment Securities, continued

The  scheduled  maturities  of  securities   available-for-sale  and  securities
held-to-maturity at December 31, 2000, were as follows:

                                                      Available for Sale                  Held to Maturity
                                               ---------------------------------  ---------------------------------
                                                  Amortized           Fair           Amortized           Fair
                                                    Cost              Value            Cost              Value
                                               ---------------  ----------------  ---------------  ----------------
Due in one year or less                        $     2,837,014  $      2,839,982  $     3,330,491  $      3,340,533
Due after one year through five years               13,041,354        13,021,887        5,643,468         5,708,454
Due after five years through ten years               2,769,775         2,753,444          991,822           995,590
Due after ten years                                    100,000           103,393                -                 -
                                               ---------------  ----------------  ---------------  ----------------
                                               $    18,748,143  $     18,718,706  $     9,965,781  $     10,044,577
                                               ===============  ================  ===============  ================

The  scheduled  maturities  of  securities   available-for-sale  and  securities
held-to-maturity at December 31, 1999, were as follows:

                                                      Available for Sale                  Held to Maturity
                                               ---------------------------------  ---------------------------------
                                                  Amortized           Fair           Amortized           Fair
                                                    Cost              Value            Cost              Value
                                               ---------------  ----------------  ---------------  ----------------
Due in one year or less                        $     1,707,194  $      1,702,978  $     2,421,528  $      2,433,304
Due after one year through five years               11,050,104        10,801,520        8,732,389         8,758,765
Due after five years through ten years               4,218,427         3,958,641        1,632,507         1,626,654
Due after ten years                                    100,000            98,455                -                 -
Restricted equity securities                            81,750            81,750                -                 -
                                               ---------------  ----------------  ---------------  ----------------
                                               $    17,157,475  $     16,643,344  $    12,786,424  $     12,818,723
                                               ===============  ================  ===============  ================

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2000 and 1999 are as follows (in thousands):

                                                                                        2000              1999
                                                                                    -------------    -------------
Commercial                                                                          $       8,613    $       7,434
Real estate:
   Construction and land development                                                        2,384            3,329
   Residential, 1-4 families                                                               69,567           64,586
   Residential, 5 or more families                                                             29               37
   Farmland                                                                                 4,517            4,355
   Nonfarm, nonresidential                                                                 27,236           22,840
Agricultural                                                                                3,805            3,208
Consumer                                                                                   18,340           17,208
Other                                                                                         342              232
                                                                                    -------------    -------------
                                                                                          134,833          123,229

Allowance for loan losses                                                                  (1,761)          (1,731)
                                                                                    -------------    -------------
                                                                                    $     133,072    $     121,498
                                                                                    =============    =============

Note 5.  Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

                                                                       2000             1999              1998
                                                                  --------------    -------------    -------------

Balance, beginning                                                $    1,731,096    $   1,677,171    $   1,556,237

Provision charged to expense                                             280,000          300,000          319,200
Recoveries of amounts charged off                                        124,047          149,270           84,744
Amounts charged off                                                     (374,144)        (395,345)        (283,010)
                                                                  --------------    -------------    -------------
Balance, ending                                                   $    1,760,999    $   1,731,096    $   1,677,171
                                                                  ==============    =============    =============

The following is a summary of information pertaining to impaired loans at December 31:

                                                                                        2000             1999
                                                                                  ---------------  ---------------

Impaired loans without a valuation allowance                                      $     1,223,881  $       939,993
Impaired loans with a valuation allowance                                                 140,312          572,515
                                                                                  ---------------  ---------------
         Total impaired loans                                                     $     1,364,193  $     1,512,508
                                                                                  ===============  ===============
Valuation allowance related to impaired loans                                     $        60,013  $       414,615
                                                                                  ===============  ===============

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ---------------
Average investment in impaired loans                            $        365,492  $     1,061,844  $     1,269,751
                                                                ================  ===============  ===============
Interest income recognized on impaired loans                    $         51,995  $        76,855  $       112,699
                                                                ================  ===============  ===============
Interest income recognized on a cash basis on impaired loans    $         30,893  $        76,855  $       112,699
                                                                ================  ===============  ===============

No additional funds are committed to be advanced in connection with impaired loans.

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 6.  Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2000 and 1999, are as follows:

                                                                                        2000              1999
                                                                                    -------------    --------------
Land                                                                                $     403,169    $      403,169
Buildings and improvements                                                              2,104,787         1,571,167
Furniture and equipment                                                                 1,898,589         1,505,033
                                                                                    -------------    --------------
                                                                                        4,406,545         3,479,369

Less accumulated depreciation                                                          (1,613,564)       (1,359,947)
                                                                                    -------------    --------------
                                                                                    $   2,792,981    $    2,119,422
                                                                                    =============    ==============

Note 7.  Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $26,580,744 and $24,082,169, respectively. At
December 31, 2000, the scheduled maturities of time deposits (in thousands) are as follows:

                      Three months or less                        $       18,421
                      Over three months through twelve months             53,043
                      Over one year through three years                   25,554
                      Over three years                                         -
                                                                  --------------
                                                                  $       97,018
                                                                  ==============

Note 8.  Short-Term Debt

The Bank has established lines of credit of approximately $3,000,000 with correspondent banks to provide additional liquidity if and as needed. At
December  31,  2000  and  1999,   no  amounts  were   outstanding   under  these
arrangements.

Note 9.  Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                        December 31, 2000                  December 31, 1999
                                                 -------------------------------    -------------------------------
                                                   Carrying            Fair           Carrying            Fair
                                                    Amount             Value           Amount             Value
                                                 -------------    --------------    -------------    --------------
Financial assets
   Cash and cash equivalents                     $       4,994    $        4,994    $       7,773    $        7,773
   Interest-bearing deposits with banks                      -                 -                -                 -
   Federal funds sold                                    7,820             7,820            6,872             6,872
   Securities, available-for-sale                       18,719            18,719           16,562            16,562
   Securities, held to maturity                          9,966            10,045           12,786            12,819
   Restricted equity securities                             82                82               82                82
   Loans, net of allowance for credit losses           133,072           132,490          121,498           122,197

Financial liabilities
   Deposits                                            159,590           159,839          151,620           151,655
   Short-term debt                                           -                 -                -                 -

Off-balance-sheet assets (liabilities)
   Commitments to extend credit and
     standby letters of credit                               -                 -                -                 -

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 10.  Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plan's funded status as of December 31, 2000 and 1999.

                                                                                        2000              1999
                                                                                    -------------    --------------
Change in benefit obligation
Benefit obligation at beginning of year                                            $    2,296,182    $    2,021,011
Service cost                                                                              111,761            99,707
Interest cost                                                                             172,214           151,576
Plan participants' contributions                                                                -                 -
Amendments                                                                                      -                 -
Actuarial (gain) loss                                                                       7,060            23,888
Acquisition                                                                                     -                 -
Benefits paid                                                                            (463,357)                -
                                                                                    -------------    --------------
Benefit obligation at end of year                                                   $   2,123,860    $    2,296,182
                                                                                    =============    ==============

Change in plan assets
Fair value of plan assets at beginning of year                                      $   2,008,883    $    1,495,491
Actual return on plan assets                                                              285,209           214,449
Acquisition                                                                                     -                 -
Employer contribution                                                                           -           298,943
Plan participants' contributions                                                                -                 -
Benefits paid                                                                            (463,357)                -
                                                                                    -------------    --------------
Fair value of plan assets at end of year                                            $   1,830,735    $    2,008,883
                                                                                    =============    ==============

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning                                           $     (17,474)   $     (188,323)
Contributions                                                                                   -           298,943
Pension cost                                                                             (125,762)         (128,094)
                                                                                    -------------    --------------
Prepaid (accrued) benefit cost, ending                                              $    (143,236)   $      (17,474)
                                                                                    =============    ==============

Funded status                                                                       $    (293,125)   $     (287,299)
Unrecognized transitional net assets                                                         (308)             (343)
Unrecognized prior service costs                                                           90,578           100,642
Unrecognized net actuarial loss                                                            59,619           169,526
                                                                                    -------------    --------------
Prepaid (accrued) benefit cost                                                      $    (143,236)   $      (17,474)
                                                                                    =============    ==============

Weighted-average assumptions as of December 31
Discount rate                                                                                7.5%              7.5%
Expected return on plan assets                                                               9.0%              9.0%
Rate of compensation increase                                                                5.0%              5.0%

                                                                       2000             1999              1998
                                                                  --------------    -------------    --------------
Components of net periodic benefit cost
Service cost                                                      $      111,761    $      99,707    $       95,346
Interest cost                                                            172,214          151,576           122,361
Return on plan assets                                                   (285,209)        (214,449)            5,066
Originating unrecognized asset gain (loss)                               116,967           79,855          (140,116)
Recognized net actuarial (gain) loss                                           -            1,376                 -
Amortization                                                              10,029           10,029            10,029
                                                                  --------------    -------------    --------------
Net periodic benefit cost                                         $      125,762    $     128,094    $       92,686
                                                                  ==============    =============    ==============

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 11.  Deferred Compensation and Life Insurance

Deferred compensation plans have been adopted for certain members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,992 to $61,044 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. Liability accrued for compensation deferred under the plan amounts to $496,765 and $379,034 at December 31, 2000 and 1999, respectively. Charges to income are based on present value of future cash payments, discounted at 8%.

The Bank is owner and beneficiary of life insurance policies on these directors. Policy cash values totaled $174,921 and $161,992 at December 31, 2000 and 1999, respectively.

Note 12.  Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (substantially all Federal) are as follows:

                                                                       2000             1999              1998
                                                                  --------------    -------------    --------------
Current                                                           $      752,807    $     443,351    $      480,577
Deferred                                                                 (65,682)          22,524           (83,605)
                                                                  --------------    -------------    --------------
                                                                  $      687,125    $     465,875    $      396,972
                                                                  ==============    =============    ==============

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

                                                                       2000             1999              1998
                                                                  --------------    -------------    --------------

Tax at statutory federal rate                                     $      935,284    $     819,410    $      780,114
Tax exempt interest income                                              (208,202)        (250,237)         (263,651)
State income tax, net of federal benefit                                   4,264                -                 -
Other                                                                    (44,221)        (103,298)         (119,491)
                                                                  --------------    -------------    --------------
                                                                  $      687,125    $     465,875    $      396,972
                                                                  ==============    =============    ==============

Deferred Income Tax Analysis

The components of net deferred tax assets (all Federal) at December 31, 2000 and 1999 are summarized as follows:

                                                                                         2000              1999
                                                                                    -------------    --------------
Deferred tax assets                                                                 $     830,503    $      932,698
Deferred tax liabilities                                                                  (75,428)          (78,510)
                                                                                    -------------    --------------
                                                                                    $     755,075    $      854,188
                                                                                    =============    ==============

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 12.  Income Taxes, continued

The tax effects of each significant item creating deferred taxes are summarized below:

                                                                  2000              1999
                                                              -------------    --------------
Net unrealized depreciation on securities
   available for sale                                         $      10,009    $      174,804
Allowance for loan losses                                           530,585           523,184
Unearned credit life insurance                                       33,640            35,215
Deferred compensation and accrued pension costs                     217,600           134,813
Others creating deferred tax benefits                                38,669            64,682
Accretion of discount on investment securities                      (14,557)           (8,832)
Depreciation                                                        (60,871)          (69,678)
                                                              -------------    --------------
                                                              $     755,075    $      854,188
                                                              =============    ==============

Note 13.  Commitments and Contingencies

Litigation

In the normal course of business the Bank is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the consolidated financial statements.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 2000 and 1999 is as follows:

                                                                  2000              1999
                                                              -------------    --------------
Commitments to extend credit                                  $   5,405,757    $    7,191,143
Standby letters of credit                                                 -                 -
                                                              -------------    --------------
                                                              $   5,405,757    $    7,191,143
                                                              =============    ==============

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

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 13.  Commitments and Contingencies, continued

Financial Instruments with Off-Balance-Sheet Risk, continued

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

Concentrations of Credit Risk

Substantially all of the Bank's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank's market area and such customers are generally depositors of the Bank. Investments in state and municipal securities involve governmental entities within and outside the Bank's market area. The concentrations of credit by type of loan are set forth in Note
4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers. The Bank's primary focus is toward small business and consumer transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $500,000. The Bank has cash and cash equivalents on deposit with financial institutions which exceed federally insured limits.

Note 14.  Regulatory Restrictions

Dividends

The Company's dividend payments are made from dividends received from the Bank. Under applicable federal law, the Comptroller of the Currency restricts national bank total dividend payments in any calendar year to net profits of that year, as defined, combined with retained net profits for the two preceding years. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in an unsafe or unsound practice in conducting its business. It is possible, under certain circumstances, the Comptroller could assert that dividends or other payments would be an unsafe or unsound practice.

Intercompany Transactions

The Bank's legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1,652,000 at December 31, 2000. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2000.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 14.  Regulatory Restrictions, continued

Capital Requirements, continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table (in thousands).

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                    For Capital           Prompt Corrective
                                               Actual            Adequacy Purposes        Action Provisions
                                      ---------------------    ---------------------    ---------------------
                                        Amount       Ratio       Amount       Ratio      Amount        Ratio
                                      ---------     -------    ---------     -------    ---------     -------
December 31, 2000:
   Total Capital
     (to Risk-Weighted Assets)        $  16,254      13.6%     >=$ 9,571     >= 8.0%    >=$ 11,964    >= 10.0%
    Tier I Capital
     (to Risk-Weighted Assets)        $  14,755      12.3%     >=$ 4,785     >= 4.0%    >=$  7,178    >=  6.0%
     Tier I Capital
     (to Average Assets)              $  14,755       8.1%     >=$ 7,243     >= 4.0%    >=$  9,054    >=  5.0%

December 31, 1999:
   Total Capital
     (to Risk-Weighted Assets)        $  14,665      13.5%     >=$ 8,676     >= 8.0%    >=$ 10,844    >= 10.0%
    Tier I Capital
     (to Risk-Weighted Assets)        $  13,305      12.3%     >=$ 4,338     >= 4.0%    >=$  6,507    >=  6.0%
     Tier I Capital
     (to Average Assets)              $  13,305       7.8%     >=$ 6,827     >= 4.0%    >=$  8,534    >=  5.0%

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 15.  Transactions with Related Parties

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Aggregate 2000 and 1999 loan transactions with related parties were as follows:

                                                                                        2000              1999
                                                                                    -------------    -------------
Balance, beginning                                                                  $   2,316,286    $   2,238,396

New loans                                                                                 369,368          607,880
Repayments                                                                               (518,093)        (529,990)
                                                                                    -------------    -------------
Balance, ending                                                                     $   2,167,561    $   2,316,286
                                                                                    =============    =============

Note 16.  Parent Company Financial Information

Condensed financial information of Grayson Bankshares, Inc. is presented as follows:

                                 Balance Sheets

December 31, 2000 and 1999

                                                                                        2000             1999
                                                                                    -------------    -------------
Assets
   Cash and due from banks                                                          $   4,097,977    $   4,103,199
   Securities available for sale                                                          796,433          772,913
   Investment in affiliate bank at equity                                              14,736,841       12,982,552
   Other assets                                                                            26,272           31,408
                                                                                    -------------    -------------
         Total assets                                                               $  19,657,523    $  17,890,072
                                                                                    =============    =============

Liabilities
   Other liabilities                                                                $      19,862    $           -
                                                                                    -------------    -------------

Stockholders' equity
   Common stock                                                                         2,148,710        1,074,355
   Surplus                                                                                521,625          521,625
   Retained earnings                                                                   16,986,754       16,633,418
   Accumulated other comprehensive income                                                 (19,428)        (339,326)
                                                                                    -------------    -------------
         Total stockholders' equity                                                    19,637,661       17,890,072
                                                                                    -------------    -------------
         Total liabilities and stockholders' equity                                 $  19,657,523    $  17,890,072
                                                                                    =============    =============

================================================================================

Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

Note 16.  Parent Company Financial Information, continued

                              Statements of Income

For the years ended December 31, 2000, 1999 and 1998

                                                                       2000             1999              1998
                                                                  --------------    -------------    -------------
Income:
   Dividends from affiliate bank                                  $      636,018    $     567,260    $     515,690
   Interest on taxable securities                                         46,000           46,000           42,142
                                                                  --------------    -------------    -------------
                                                                         682,018          613,260          557,832
                                                                  --------------    -------------    -------------
Expenses:
   Management and professional fees                                       73,950           66,076           64,215
   Other expenses                                                          5,208            3,667            3,810
                                                                  --------------    -------------    -------------
                                                                          79,158           69,743           68,025
                                                                  --------------    -------------    -------------
   Income before tax benefit and equity
     in undistributed income of affiliate                                602,860          543,517          489,807

Federal income tax benefit                                                10,934            8,073            8,801
                                                                  --------------    -------------    -------------
   Income before equity in undistributed
     income of affiliate                                                 613,794          551,590          498,608

Equity in undistributed income of affiliate                            1,449,915        1,392,563        1,398,872
                                                                  --------------    -------------    -------------
   Net income                                                     $    2,063,709    $   1,944,153    $   1,897,480
                                                                  ==============    =============    =============

                            Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998

                                                                       2000             1999              1998
                                                                  --------------    -------------    -------------
Cash flows from operating activities:
   Net income                                                     $    2,063,709    $   1,944,153    $   1,897,480
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Increase in equity in undistributed income of affiliate        (1,449,915)      (1,392,563)      (1,398,872)
       Net (increase) decrease in other assets                            (2,860)          13,181          (12,071)
       Net increase in other liabilities                                  19,862                -                -
                                                                  --------------    -------------    -------------
         Net cash provided by operating activities                       630,796          564,771          486,537
                                                                  --------------    -------------    -------------

Cash flows from investing activities:
   Purchase of investment securities                                           -                -         (450,000)
   Maturities of investment securities                                         -                -          250,000
                                                                  --------------    -------------    -------------
         Net cash provided by investing activities                             -                -         (200,000)
                                                                  --------------    -------------    -------------

Cash flows from financing activities:
   Dividends paid                                                       (636,018)        (567,260)        (515,690)
                                                                  --------------    -------------    -------------
         Net cash used by financing activities                          (636,018)        (567,260)        (515,690)
                                                                  --------------    -------------    -------------
         Net increase (decrease) in cash and due from banks               (5,222)          (2,489)        (229,153)

Cash and cash equivalents, beginning                                   4,103,199        4,105,688        4,334,841
                                                                  --------------    -------------    -------------
Cash and cash equivalents, ending                                 $    4,097,977    $   4,103,199    $   4,105,688
                                                                  ==============    =============    =============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GRAYSON BANKSHARES, INC.



Date:  March 29, 2001                  By: /s/ Jacky K. Anderson
                                           -------------------------------------
                                           Jacky K. Anderson
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                              Date
                  ---------                                       -----                              ----

           /s/ Jacky K. Anderson                      President and Chief Executive             March 29, 2001
- -------------------------------------------               Officer and Director
              Jacky K. Anderson                       (Principal Executive Officer)


          /s/ Blake M. Edwards, Jr.                      Chief Financial Officer                March 29, 2001
- -------------------------------------------               (Principal Financial
            Blake M. Edwards, Jr.                        and Accounting Officer)


            /s/ Dennis B. Gambill                               Director                        March 29, 2001
- -------------------------------------------
              Dennis B. Gambill


            /s/ Julian L. Givens                                Director                        March 30, 2001
- -------------------------------------------
              Julian L. Givens


                                                                Director                        March __, 2001
- -------------------------------------------
             Jack E. Guynn, Jr.


             /s/ Fred B. Jones                                  Director                        March 30, 2001
- -------------------------------------------
                Fred B. Jones


                                                                Director                        March __, 2001
- -------------------------------------------
               Jean W. Lindsey


                  Signature                                       Title                              Date
                  ---------                                       -----                              ----


            /s/ Carl J. Richardson                              Director                        March 30, 2001
- -------------------------------------------
             Carl J. Richardson


                                                                Director                        March __, 2001
- -------------------------------------------
             Charles T. Sturgill


                                                                Director                        March __, 2001
- -------------------------------------------
              J. David Vaughan

                                  EXHIBIT INDEX

    Exhibit No.                      Document
    -----------                      --------

       3.1           Articles of  Incorporation,  incorporated  by  reference to
                     Exhibit 3.1 of the Company's Registration Statement on Form 10, File No. 0-30535 (the "Form 10").

       3.2 Bylaws, incorporated by reference to Exhibit 3.2 of the Form 10.

       21            Subsidiary of the Company.*

    _________________________
    *  Filed herewith