Form 10-Q
period 2001-03-31
GRAYSON BANKSHARES INC
filed 2001-05-15
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001.

           1,718,968 shares of common stock, par value $1.25 per share

                            GRAYSON BANKSHARES, INC.

                                TABLE OF CONTENTS

                                                                                     Page No.

Part I.     Financial Information
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2001 and December 31, 2000...................................3

                  Consolidated Statements of Income
                  For the Three Months Ended March 31, 2001 and 2000.....................4

                  Consolidated Statements of Stockholders' Equity
                  For the Three Months Ended March 31, 2001 and
                  the Year Ended December 31, 2000.......................................5

                  Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 2001 and 2000.....................6

                  Notes to Consolidated Financial Statements.............................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk............11


Part II.    Other Information

         Item 1.  Legal Proceedings.....................................................12

         Item 2.  Changes in Securities and Use of Proceeds.............................12

         Item 3.  Defaults Upon Senior Securities.......................................12

         Item 4.  Submission of Matters to a Vote of Security Holders...................12

         Item 5.  Other Information.....................................................12

         Item 6.  Exhibits and Reports on Form 8-K......................................12

Signatures


                          Part I: Financial Information

Item 1:  Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                              March 31,      December 31,
Assets                                                          2001             2000
                                                            ------------     ------------
                                                             (Unaudited)       (Audited)
Cash and due from banks                                     $  5,560,394     $  4,993,526
Interest-bearing deposits with banks                                   -                -
Federal funds sold                                             9,094,052        7,820,438
Investment securities available for sale                      18,956,485       18,718,706
Investment securities held to maturity                         9,373,614        9,965,781
Restricted equity securities                                      81,750           81,750
Loans, net of allowance for loan losses of $1,834,102
  at March 31, 2001 and $1,760,999 at December 31, 2000      135,635,813      133,071,889
Property and equipment, net                                    2,764,026        2,792,981
Accrued income                                                 1,726,185        1,681,910
Other assets                                                   1,078,788        1,190,831
                                                            ------------     ------------
                                                            $184,271,107     $180,317,812
                                                            ============     ============

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                             $ 17,596,988     $ 18,674,556
Interest-bearing demand deposits                              14,159,465       14,059,974
Savings deposits                                              29,172,974       29,837,478
Large denomination time deposits                              27,384,855       26,580,744
Other time deposits                                           74,111,811       70,437,348
                                                            ------------     ------------
     Total deposits                                          162,426,093      159,590,100

Accrued interest payable                                         733,288          294,583
Other liabilities                                                796,021          795,468
                                                            ------------     ------------
                                                             163,955,402      160,680,151

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                      -                -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2001 and 2000                                2,148,710        2,148,710
Surplus                                                          521,625          521,625
Retained earnings                                             17,480,487       16,986,754
Accumulated other comprehensive income (loss)                    164,883          (19,428)
                                                            ------------     ------------
                                                              20,315,705       19,637,661
                                                            ------------     ------------
                                                            $184,271,107     $180,317,812
                                                            ============     ============


See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                       2001              2000
                                                   ------------     ------------
Interest income:                                    (Unaudited)      (Unaudited)
   Loans and fees on loans                         $  2,978,360     $  2,588,740
   Federal funds sold                                   103,843          114,547
   Investment securities:
     Taxable                                            274,167          245,624
     Exempt from federal income tax                     121,547          174,210
   Deposits with banks                                        -                -
                                                   ------------     ------------
                                                      3,477,917        3,123,121

Interest expense:
   Deposits                                           1,842,807        1,577,015
   Interest on borrowings                                     -                -
                                                   ------------     ------------
                                                      1,842,807        1,577,015
         Net interest income                          1,635,110        1,546,106

Provision for loan losses                                75,000           60,000
                                                   ------------     ------------
   Net interest income after
     provision for loan losses                        1,560,110        1,486,106
                                                   ------------     ------------

Noninterest income:
   Service charges on deposit accounts                   78,391           33,824
   Other income                                          28,529           23,452
                                                   ------------     ------------
                                                        106,920           57,276
                                                   ------------     ------------

Noninterest expense:
   Salaries and employee benefits                       625,679          589,594
   Occupancy expense                                     33,006           25,236
   Equipment expense                                     84,936           67,036
   Other expense                                        232,676          187,038
                                                   ------------     ------------
                                                        976,297          868,904
                                                   ------------     ------------
         Income before income taxes                     690,733          674,478

Income tax expense                                      197,000          110,000
                                                   ------------     ------------
         Net income                                $    493,733     $    564,478
                                                   ============     ============

Basic earnings per share                           $        .29     $        .33
                                                   ============     ============
Weighted average shares outstanding                   1,718,968        1,718,968
                                                   ============     ============






See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
              For the Three Months ended March 31, 2001 (unaudited)
                 and the Year ended December 31, 2000 (audited)
--------------------------------------------------------------------------------

                                                                                                   Accumulated
                                              Common Stock                                            Other
                                      ---------------------------                    Retained     Comprehensive
                                         Shares         Amount         Surplus       Earnings      Income (Loss)        Total
                                      ------------  -------------   ------------   ------------     -----------    ------------
Balance, December 31, 1999               1,718,968   $  2,148,710   $    521,625   $ 15,559,063      $ (339,326)   $ 17,890,072

   Comprehensive income
   Net income                                    -              -              -      2,063,709               -       2,063,709
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $164,796              -              -              -              -         319,898         319,898
                                                                                                                   ------------
     Total comprehensive income                                                                                       2,383,607

   Dividends paid
     ($.37 per share)                            -              -              -       (636,018)              -        (636,018)

                                      ------------  -------------   ------------   ------------     -----------    ------------
Balance, December 31, 2000               1,718,968      2,148,710        521,625     16,986,754         (19,428)     19,637,661

   Comprehensive income
   Net income                                    -              -              -        493,733               -         493,733
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $94,922               -              -              -              -         184,311         184,311
                                                                                                                   ------------
   Total comprehensive income                                                                                           678,044

   Dividends paid                                -              -              -              -               -               -
                                      ------------   ------------   ------------    ------------    ------------   ------------
Balance, March 31, 2001                  1,718,968   $  2,148,710   $    521,625   $ 17,480,487     $    164,883   $ 20,315,705
                                      ============   ============   ============    ============    ============   ============












See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                                 March 31,
                                                                          2001              2000
                                                                      ------------      ------------
                                                                       (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                         $    493,733      $    564,478
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                        74,400            55,800
       Provision for loan losses                                            75,000            60,000
       Deferred income taxes                                               101,948           (48,000)
       Net realized gains on securities                                       (538)           (2,738)
       Accretion of discount on securities, net of
         amortization of premiums                                            4,316             3,047
       Deferred compensation                                                 3,469            14,567
       Changes in assets and liabilities:
         Accrued income                                                    (44,275)          (82,519)
         Other assets                                                      (84,853)          (25,968)
         Accrued interest payable                                          438,705           406,269
         Other liabilities                                                  (2,916)          144,455
                                                                      ------------      ------------
           Net cash provided by operating activities                     1,058,989         1,089,391
                                                                      ------------      ------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                   -                 -
   Net (increase) decrease in federal funds sold                        (1,273,614)       (1,170,893)
   Purchases of investment securities                                   (4,512,206)       (1,231,155)
   Sales of investment securities                                        2,401,407           278,500
   Maturities of investment securities                                   2,740,668           561,230
   Net increase in loans                                                (2,638,924)       (3,060,689)
   Purchases of property and equipment, net of sales                       (45,445)         (128,026)
                                                                      ------------      ------------
           Net cash used in investing activities                        (3,328,114)       (4,751,033)
                                                                      ------------      ------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                           (1,642,581)           98,130
   Net increase in time deposits                                         4,478,574         1,065,132
   Dividends paid                                                                -                 -
   Net increase (decrease) in short-term debt                                    -                 -
                                                                      ------------      ------------
           Net cash provided by financing activities                     2,835,993         1,163,262
                                                                      ------------      ------------
           Net increase (decrease) in cash and cash equivalents            566,868        (2,498,380)

Cash and cash equivalents, beginning                                     4,993,526         7,773,049
                                                                      ------------      ------------
Cash and cash equivalents, ending                                     $  5,560,394      $  5,274,669
                                                                      ============      ============

Supplemental disclosure of cash flow information:
   Interest paid                                                      $  1,404,102      $  1,170,746
                                                                      ============      ============
   Taxes paid                                                         $          -      $          -
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

The consolidated financial statements as of March 31, 2001 and for the periods ended March 31, 2001 and 2000 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31.

                                                    2001                2000
                                                 -----------        -----------

Balance, beginning                               $ 1,760,999        $ 1,731,096
Provision charged to expense                          75,000             60,000
Recoveries of amounts charged off                     32,618             29,774
Amounts charged off                                  (34,515)            (8,269)
                                                 -----------        -----------
Balance, ending                                  $ 1,834,102        $ 1,812,601
                                                 ===========        ===========

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2001 and 2000 follows:

                                                        2001            2000
                                                    ------------   ------------

Tax at statutory federal rate                       $    234,849   $    229,323
Tax exempt interest income                               (41,326)       (59,232)
Alternative minimum tax credit                                 -        (66,135)
Other                                                      3,477          6,044
                                                    ------------   ------------
                                                    $    197,000   $    110,000
                                                    ============   ============

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2001 and 2000 is as follows:

                                                        2001            2000
                                                    ------------   ------------

Commitments to extend credit                        $  4,197,623   $  4,937,687
Standby letters of credit                                      -              -
                                                    ------------   ------------
                                                    $  4,197,623   $  4,937,687
                                                    ============   ============

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

Results of Operations

For the quarter ended March 31, 2001, net income was $493,733 compared to $564,478 for the quarter ended March 31, 2000, representing an decrease of $70,745 or 12.53%. However, net income before income taxes increased by $16,255 or 2.41% for the same period. The increase in income taxes was a result of alternative minimum tax credits, which were available for the quarter ended March 31, 2000, but were exhausted prior to the quarter ended March 31, 2001.

Net interest income increased by $89,004 to $1,635,110 for the quarter ended March 31, 2001 compared to $1,546,106 for the quarter ended March 31, 2000. Interest income for the quarter ended March 31, 2001 was $3,477,917, up $354,796 from $3,123,121 for the quarter ended March 31, 2000. Interest expense increased by $265,792 for the same period.

The provision for credit losses was $75,000 for the quarter ended March 31, 2001 and $60,000 for the quarter ended March 31, 2000. Management believes the provision and the resulting allowance for loan losses are adequate.

Other expenses increased by $107,393, or 12.36% due primarily to costs associated with the opening of a new branch in the 4th quarter of 2000.

Financial Condition

Total assets increased by $3,953,295 for the quarter ended March 31, 2001. Net loans increased by $2,563,924 while deposits increased by $2,835,993.

Shareholders' equity totaled $20,315,705 at March 31, 2001 compared to $19,637,661 at December 31, 2000. The $678,044 increase was the result of earnings for the three months combined with an increase in the market value of securities that are classified as available for sale.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. The following table presents the Bank's forecasts for changes in net income and market value of equity as of March 31, 2001.


Table:  Interest Rate Risk (dollars in thousands)

                                    Rate Shocked Interest Margin and Market Value of Equity
------------------------------------------------------------------------------------------------------------------------------

         Rate Change           -400bp     -300bp     -200bp     -100bp       0bp      +100bp     +200bp     +300bp     +400bp
                               ------     ------     ------     ------       ---      ------     ------     ------     ------
Interest Income:
Federal funds sold            $    289   $    338   $    387   $    437   $    486   $    535   $    584   $    634   $    683
Investments                      1,719      1,735      1,750      1,766      1,780      1,791      1,803      1,814      1,825
Loans                           10,854     11,155     11,452     11,751     12,035     12,306     12,575     12,842     13,107
                              ------------------------------------------------------------------------------------------------
  Total interest income         12,862     13,228     13,589     13,954     14,301     14,632     14,962     15,290     15,615

Interest Expense:
Deposits                         6,737      6,926      7,115      7,304      7,494      7,684      7,874      8,064      8,255
Federal funds purchased              -          -          -          -          -          -          -          -          -
Other borrowings                     -          -          -          -          -          -          -          -          -
                              ------------------------------------------------------------------------------------------------
  Total interest expense         6,737      6,926      7,115      7,304      7,494      7,684      7,874      8,064      8,255

Interest Margin               $  6,125   $  6,302   $  6,474   $  6,650   $  6,807   $  6,948   $  7,088   $  7,226   $  7,360
Actual Dollars at Risk        $    682   $    505   $    333   $    157        $ -        $ -        $ -        $ -        $ -

Market value of assets        $189,316   $187,657   $185,992   $184,344   $182,578   $180,721   $178,889   $177,068   $175,258
Market value of liabilities    174,237    172,620    171,004    169,387    167,771    166,155    164,538    162,922    161,305
                              ------------------------------------------------------------------------------------------------

Market Value of Equity        $ 15,079   $ 15,037   $ 14,988   $ 14,957   $ 14,807   $ 14,566   $ 14,351   $ 14,146   $ 13,953


                           Part II: Other Information
================================================================================
                     Grayson Bankshares, Inc. and Subsidiary

--------------------------------------------------------------------------------


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               None
         (b)   Reports on 8-K
               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GRAYSON BANKSHARES, INC.



Date:  May 15, 2001                    By: /s/ Jacky K. Anderson
                                           -------------------------------------
                                           Jacky K. Anderson
                                           President and Chief Executive Officer



Date:  May 15, 2001                    By: /s/ Blake M. Edwards, Jr.
                                           -------------------------------------
                                           Blake M. Edwards, Jr.
                                           Chief Financial Officer