Form 10-Q
period 2001-06-30
GRAYSON BANKSHARES INC
filed 2001-08-14
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001.

          1,718,968 shares of common stock, par value $1.25 per share

                            GRAYSON BANKSHARES, INC.

                                TABLE OF CONTENTS

                                                                                             Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2001 and December 31, 2000...........................................3

                  Consolidated Statements of Income
                  For the Six Months Ended June 30, 2001 and 2000 and
                  For the Three Months Ended June 30, 2001 and 2000.............................4

                  Consolidated Statements of Stockholders' Equity
                  For the Six Months Ended June 30, 2001 and
                  the Year Ended December 31, 2000..............................................6

                  Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 2001 and 2000...............................7

                  Notes to Consolidated Financial Statements....................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................11


Part II.      Other Information

         Item 1.  Legal Proceedings............................................................13

         Item 2.  Changes in Securities and Use of Proceeds....................................13

         Item 3.  Defaults Upon Senior Securities..............................................13

         Item 4.  Submission of Matters to a Vote of Security Holders..........................13

         Item 5.  Other Information............................................................13

         Item 6.  Exhibits and Reports on Form 8-K.............................................13

Signatures


                          Part I: Financial Information

Item 1:  Financial Statements

================================================================================

                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                         June 30,        December 31,
Assets                                                                     2001              2000
                                                                       ------------      ------------
                                                                        (Unaudited)        (Audited)
Cash and due from banks                                                $  6,943,404      $  4,993,526
Interest-bearing deposits with banks                                              -                 -
Federal funds sold                                                        7,955,649         7,820,438
Investment securities available for sale                                 21,216,277        18,718,706
Investment securities held to maturity                                    8,805,702         9,965,781
Restricted equity securities                                                 81,750            81,750
Loans, net of allowance for loan losses of $1,833,283
  at June 30, 2001 and $1,760,999 at December 31, 2000                  137,444,391       133,071,889
Property and equipment, net                                               2,788,089         2,792,981
Accrued income                                                            1,856,520         1,681,910
Other assets                                                              1,056,852         1,190,831
                                                                       ------------      ------------
                                                                       $188,148,634      $180,317,812
                                                                       ============      ============

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                        $ 19,787,273      $ 18,674,556
Interest-bearing demand deposits                                         13,167,650        14,059,974
Savings deposits                                                         29,383,037        29,837,478
Large denomination time deposits                                         27,678,166        26,580,744
Other time deposits                                                      76,821,350        70,437,348
                                                                       ------------      ------------
     Total deposits                                                     166,837,476       159,590,100

Accrued interest payable                                                    292,041           294,583
Other liabilities                                                           605,154           795,468
                                                                       ------------      ------------
                                                                        167,734,671       160,680,151

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                 -                 -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2001 and 2000                                           2,148,710         2,148,710
Surplus                                                                     521,625           521,625
Retained earnings                                                        17,535,630        16,986,754
Accumulated other comprehensive income (loss)                               207,998           (19,428)
                                                                       ------------      ------------
                                                                         20,413,963        19,637,661
                                                                       ------------      ------------
                                                                       $188,148,634      $180,317,812
                                                                       ============      ============


See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                 For the Six Months ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                  June 30,
                                                                           2001              2000
                                                                       ------------      ------------
Interest income:                                                        (Unaudited)       (Unaudited)
   Loans and fees on loans                                             $  5,932,691      $  5,345,927
   Federal funds sold                                                       201,012           229,458
   Investment securities:
     Taxable                                                                549,971           502,660
     Exempt from federal income tax                                         236,708           330,529
   Deposits with banks                                                            -                 -
                                                                       ------------      ------------
                                                                          6,920,382         6,408,574

Interest expense:
   Deposits                                                               3,687,731         3,206,152
   Interest on borrowings                                                         -                 -
                                                                       ------------      ------------
                                                                          3,687,731         3,206,152
         Net interest income                                              3,232,651         3,202,422

Provision for loan losses                                                   135,000           120,000
                                                                       ------------      ------------
   Net interest income after
     provision for loan losses                                            3,097,651         3,082,422
                                                                       ------------      ------------

Noninterest income:
   Service charges on deposit accounts                                      163,859            78,059
   Other income                                                              49,005            49,128
                                                                       ------------      ------------
                                                                            212,864           127,187
                                                                       ------------      ------------

Noninterest expense:
   Salaries and employee benefits                                         1,289,210         1,214,847
   Occupancy expense                                                         65,453            52,442
   Equipment expense                                                        172,489           135,962
   Other expense                                                            533,693           397,826
                                                                       ------------      ------------
                                                                          2,060,845         1,801,077
                                                                       ------------      ------------
         Income before income taxes                                       1,249,670         1,408,532

Income tax expense                                                          357,000           307,000
                                                                       ------------      ------------
         Net income                                                    $    892,670      $  1,101,532
                                                                       ============      ============

Basic earnings per share                                               $        .52      $        .64
                                                                       ============      ============
Weighted average shares outstanding                                       1,718,968         1,718,968
                                                                       ============      ============







See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Three Months ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                  June 30,
                                                                           2001              2000
                                                                       ------------      ------------
Interest income:                                                        (Unaudited)       (Unaudited)
   Loans and fees on loans                                             $  2,954,331      $  2,757,187
   Federal funds sold                                                        97,169           114,911
   Investment securities:
     Taxable                                                                275,804           257,036
     Exempt from federal income tax                                         115,161           156,319
   Deposits with banks                                                            -                 -
                                                                       ------------      ------------
                                                                          3,442,465         3,285,453

Interest expense:
   Deposits                                                               1,844,924         1,629,137
   Interest on borrowings                                                         -                 -
                                                                       ------------      ------------
                                                                          1,844,924         1,629,137
         Net interest income                                              1,597,541         1,656,316

Provision for loan losses                                                    60,000            60,000
                                                                       ------------      ------------
   Net interest income after
     provision for loan losses                                            1,537,541         1,596,316
                                                                       ------------      ------------

Noninterest income:
   Service charges on deposit accounts                                       85,468            44,235
   Other income                                                              20,476            25,676
                                                                       ------------      ------------
                                                                            105,944            69,911
                                                                       ------------      ------------

Noninterest expense:
   Salaries and employee benefits                                           663,531           625,253
   Occupancy expense                                                         32,447            27,206
   Equipment expense                                                         87,553            68,926
   Other expense                                                            301,017           210,788
                                                                       ------------      ------------
                                                                          1,084,548           932,173
                                                                       ------------      ------------
         Income before income taxes                                         558,937           734,054

Income tax expense                                                          160,000           197,000
                                                                       ------------      ------------
         Net income                                                    $    398,937      $    537,054
                                                                       ============      ============

Basic earnings per share                                               $        .23      $        .31
                                                                       ============      ============
Weighted average shares outstanding                                       1,718,968         1,718,968
                                                                       ============      ============






See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
               For the Six Months ended June 30, 2001 (unaudited)
                 and the Year ended December 31, 2000 (audited)
--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                             Other
                                           Common Stock                      Retained    Comprehensive
                                        Shares       Amount     Surplus      Earnings    Income (Loss)      Total
                                       ---------   ----------   --------   ------------  -------------  ------------
Balance, December 31, 1999             1,718,968   $2,148,710   $521,625   $ 15,559,063    $(339,326)   $ 17,890,072

   Comprehensive income
   Net income                                  -            -          -      2,063,709            -       2,063,709
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $164,796            -            -          -              -      319,898         319,898
                                                                                                        ------------
     Total comprehensive income                                                                            2,383,607

   Dividends paid
     ($.37 per share)                          -            -          -       (636,018)           -        (636,018)

                                       ---------   ----------   --------   ------------    ---------    ------------
Balance, December 31, 2000             1,718,968    2,148,710    521,625     16,986,754      (19,428)     19,637,661

   Comprehensive income
   Net income                                  -            -          -        892,670            -         892,670
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $117,160            -            -          -              -      227,426         227,426
                                                                                                        ------------
   Total comprehensive income                                                                              1,120,096

   Dividends paid
       ($.20 per share)                        -            -          -       (343,794)           -        (343,794)

                                       ---------   ----------   --------   ------------    ---------    ------------
Balance, June 30, 2001                 1,718,968   $2,148,710   $521,625   $ 17,535,630    $ 207,998    $ 20,413,963
                                       =========   ==========   ========   ============    =========    ============










See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                  June 30,
                                                                           2001              2000
                                                                       ------------      ------------
                                                                        (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                          $    892,670      $  1,101,532
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                        148,800           111,600
       Provision for loan losses                                            135,000           120,000
       Deferred income taxes                                                 31,000           (38,000)
       Net realized gains on securities                                      (2,407)           (4,738)
       Accretion of discount on securities, net of
         amortization of premiums                                            13,072             5,739
       Deferred compensation                                                  5,508            30,281
       Changes in assets and liabilities:
         Accrued income                                                    (174,610)         (270,271)
         Other assets                                                       (14,181)          (34,658)
         Accrued interest payable                                            (2,542)           (2,604)
         Other liabilities                                                 (195,822)            8,494
                                                                       ------------      ------------
           Net cash provided by operating activities                        836,488         1,027,375
                                                                       ------------      ------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                    -                 -
   Net (increase) decrease in federal funds sold                           (135,211)        2,962,211
   Purchases of investment securities                                    (7,553,437)       (1,444,547)
   Sales of investment securities                                         2,401,407           380,500
   Maturities of investment securities                                    4,148,459         1,446,536
   Net increase in loans                                                 (4,507,502)      (10,344,554)
   Purchases of property and equipment, net of sales                       (143,908)         (402,692)
                                                                       ------------      ------------
           Net cash used in investing activities                         (5,790,192)       (7,402,546)
                                                                       ------------      ------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                              (234,048)           30,575
   Net increase in time deposits                                          7,481,424         3,411,414
   Dividends paid                                                          (343,794)         (309,414)
   Net increase (decrease) in short-term debt                                     -                 -
                                                                       ------------      ------------
           Net cash provided by financing activities                      6,903,582         3,132,575
                                                                       ------------      ------------
           Net increase (decrease) in cash and cash equivalents           1,949,878        (3,242,596)

Cash and cash equivalents, beginning                                      4,993,526         7,773,049
                                                                       ------------      ------------
Cash and cash equivalents, ending                                      $  6,943,404      $  4,530,453
                                                                       ============      ============

Supplemental disclosure of cash flow information:
   Interest paid                                                       $  3,690,273      $  3,208,756
                                                                       ============      ============
   Taxes paid                                                          $    335,680      $    289,000
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

The consolidated financial statements as of June 30, 2001 and for the periods ended June 30, 2001 and 2000 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30.

                                                      2001             2000
                                                 -------------    -------------

Balance, beginning                               $   1,760,999    $   1,731,096
Provision charged to expense                           135,000          120,000
Recoveries of amounts charged off                       37,021           35,631
Amounts charged off                                    (99,737)         (48,954)
                                                 -------------    -------------
Balance, ending                                  $   1,833,283    $   1,837,773
                                                 =============    =============

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2001 and 2000 follows:

                                                     2001              2000
                                                -------------     -------------

Tax at statutory federal rate                   $     424,888     $     478,901
Tax exempt interest income                            (81,841)         (112,380)
Alternative minimum tax credit                              -           (77,064)
Other                                                  13,953            17,543
                                                -------------     -------------
                                                $     357,000     $     307,000
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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2001 and 2000 is as follows:

                                                       2001             2000
                                                  -------------    -------------

Commitments to extend credit                      $   4,833,998    $   4,153,486
Standby letters of credit                                     -                -
                                                  -------------    -------------
                                                  $   4,833,998    $   4,153,486
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

Results of Operations

Total interest income increased by $157,012 for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000, while interest expense on deposits increased by $215,787 over the same period. This resulted in a slight decrease in net interest income of $58,775 or 3.55%. This decrease is due to the lower net interest margins resulting from the rapid decline in interest rates in 2001, as well as an increase in the percentage of higher yielding time deposits.

Other income was up $36,033 in the second quarter of 2001 compared to the second quarter of 2000. This was a result of increases in service charges, which were implemented in the third quarter of 2000.

The provision for credit losses was $60,000 for the quarters ended June 30, 2001 and 2000. Management believes that the provision and the resulting allowance for loan losses are adequate.

Other expenses increased by $152,375 for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. This increase is due primarily to increased operating costs associated with the opening of a new branch in the 4th quarter of 2000.

The decrease in net interest income combined with an increase in other expenses resulted in a decrease in net income before tax of $175,117 for the second quarter of 2001, compared to the same quarter in 2000.

For the six months ended June 30, 2001, total interest income increased by $511,808 compared to the six-month period ended June 30, 2000, while interest expense on deposits increased by $481,579 over the same period. This resulted in an increase in net interest income of $30,229, or 0.94%. As stated above, net interest margins were compressed due to the rapid decline in interest rates experienced during the first six months of 2001.

Other income was up $85,677 for the six-month period ended June 30, 2001 compared to the same period in 2000. Again, this was the result of increases in certain service charges.

Normal cost increases, combined with the aforementioned costs of branching activities, resulted in an overall increase in other expenses of $259,758 for the first six months of 2001 compared to the first six months of 2000. The lower net interest margins and increased operating costs resulted in a decrease in net income before tax of $158,862 for the six-month period ended June 30, 2001 compared to the same period in 2000.

The increase in income tax expense for the six-month period ended June 30, 2001 compared to last year, was due to the availability of alternative minimum tax credits, which were exhausted in the first quarter of 2000.

Financial Condition

Total assets increased by $7,830,822, or 4.34% from December 31, 2000 to June 30, 2001. Net loans increased by $4,372,502 and investment securities increased by $1,337,492.

Total deposits increased by $7,247,376, or 4.54% from December 31, 2000 to June 30, 2001. Demand deposit and savings accounts decreased by $234,048 during this period while time deposits increased by $7,481,424.

Shareholders' equity totaled $20,413,963 at June 30, 2001 compared to $19,637,661 at December 31, 2000. The $776,302 increase was the result of earnings for the six months combined with an increase in the market value of securities that are classified as available for sale, less the payment of dividends of $343,794.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. The following table presents the Bank's forecasts for changes in net income and market value of equity as of June 30, 2001.

Table:  Interest Rate Risk (dollars in thousands)

                                      Rate Shocked Interest Margin and Market Value of Equity
------------------------------------------------------------------------------------------------------------------------------------

         Rate Change                         -400bp    -300bp    -200bp    -100bp     0bp      +100bp    +200bp    +300bp    +400bp
                                             ------    ------    ------    ------     ---      ------    ------    ------    ------
Interest Income:
Federal funds sold                          $    183  $    226  $    269  $    312  $    355  $    398  $    441  $    484  $    527
Investments                                    1,802     1,817     1,832     1,847     1,860     1,872     1,880     1,890     1,900
Loans                                         10,699    11,004    11,309    11,613    11,898    12,172    12,444    12,717    12,987
                                            ----------------------------------------------------------------------------------------
  Total interest income                       12,684    13,047    13,410    13,772    14,113    14,442    14,765    15,091    15,414

Interest Expense:
Deposits                                       6,712     6,905     7,097     7,290     7,482     7,719     7,955     8,191     8,427
Federal funds purchased                            -         -         -         -         -         -         -         -         -
Other borrowings                                   -         -         -         -         -         -         -         -         -
                                            ----------------------------------------------------------------------------------------
  Total interest expense                       6,712     6,905     7,097     7,290     7,482     7,719     7,955     8,191     8,427

Interest Margin                             $  5,972  $  6,142  $  6,313  $  6,482  $  6,631  $  6,723  $  6,810  $  6,900  $  6,987
Actual Dollars at Risk                      $    659  $    489  $    318  $    149       $ -       $ -       $ -       $ -       $ -

Market value of assets                      $198,212  $195,716  $193,280  $190,918  $188,347  $185,672  $182,915  $180,245  $177,574
Market value of liabilities                  177,862   176,278   174,695   173,111   171,528   169,945   168,361   166,778   165,194
                                            ----------------------------------------------------------------------------------------

Market Value of Equity                      $ 20,350  $ 19,438  $ 18,585  $ 17,807  $ 16,819  $ 15,727  $ 14,554  $ 13,467  $ 12,380


                           Part II: Other Information
================================================================================
                     Grayson Bankshares, Inc. and Subsidiary

--------------------------------------------------------------------------------

Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on April 10, 2001, the shareholders of the Company voted upon the following matters with the following results:

         (1) The election of the following persons as directors of the Company to serve until the third annual meeting following their election and therefore until their successors have been elected and have qualified:

               Name                         Votes For             Votes Withheld
               --------------------         ---------             --------------

               Dr. Julian L. Givens         1,267,566                   26
               Carl J. Richardson           1,267,472                  120
               Jean W. Lindsey              1,267,592                    0

         (2) The election of the following person as director of the Company to serve until the second annual meeting following his election and therefore until his successor has been elected and has qualified:

                                            Votes For             Votes Withheld
                                            ---------             --------------


               Dennis B. Gambill            1,266,754                  838

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

                                       GRAYSON BANKSHARES, INC.



Date:  August 14, 2001                 By: /s/ Jacky K. Anderson
                                          --------------------------------------
                                           Jacky K. Anderson
                                           President and Chief Executive Officer



Date:  August 14, 2001                 By: /s/ Blake M. Edwards, Jr.
                                          --------------------------------------
                                           Blake M. Edwards, Jr.
                                           Chief Financial Officer