Form 10-Q
period 2001-09-30
GRAYSON BANKSHARES INC
filed 2001-11-14
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001.

           1,718,968 shares of common stock, par value $1.25 per share

                            GRAYSON BANKSHARES, INC.

                                TABLE OF CONTENTS

                                                                                           Page No.
Part I.     Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  September 30, 2001 and December 31, 2000....................................3

                  Consolidated Statements of Income
                  For the Nine Months Ended September 30, 2001 and 2000 and
                  For the Three Months Ended September 30, 2001 and 2000......................4

                  Consolidated Statements of Stockholders' Equity
                  For the Nine Months Ended September 30, 2001 and
                  the Year Ended December 31, 2000............................................6

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 2001 and 2000.......................7

                  Notes to Consolidated Financial Statements..................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................11


Part II.    Other Information

         Item 1.  Legal Proceedings..........................................................13

         Item 2.  Changes in Securities and Use of Proceeds..................................13

         Item 3.  Defaults Upon Senior Securities............................................13

         Item 4.  Submission of Matters to a Vote of Security Holders........................13

         Item 5.  Other Information..........................................................13

         Item 6.  Exhibits and Reports on Form 8-K...........................................13

Signatures


                          Part I: Financial Information

Item 1:  Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                 September 30,      December 31,
Assets                                                               2001               2000
                                                                 -------------      -------------
                                                                   (Unaudited)          (Audited)
Cash and due from banks                                          $   6,588,538      $   4,993,526
Interest-bearing deposits with banks                                         -                  -
Federal funds sold                                                  10,945,910          7,820,438
Investment securities available for sale                            23,427,664         18,718,706
Investment securities held to maturity                               7,296,916          9,965,781
Restricted equity securities                                            81,750             81,750
Loans, net of allowance for loan losses of $1,742,283
  at September 30, 2001 and $1,760,999 at December 31, 2000        140,211,714        133,071,889
Property and equipment, net                                          2,786,014          2,792,981
Accrued income                                                       1,929,733          1,681,910
Other assets                                                         1,021,938          1,190,831
                                                                 -------------      -------------
                                                                 $ 194,290,177      $ 180,317,812
                                                                 =============      =============

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                  $  19,403,293      $  18,674,556
Interest-bearing demand deposits                                    14,525,243         14,059,974
Savings deposits                                                    29,993,273         29,837,478
Large denomination time deposits                                    29,002,640         26,580,744
Other time deposits                                                 78,853,957         70,437,348
                                                                 -------------      -------------
     Total deposits                                                171,778,406        159,590,100

Accrued interest payable                                               721,055            294,583
Other liabilities                                                      655,127            795,468
                                                                 -------------      -------------
                                                                   173,154,588        160,680,151

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                            -                  -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2001 and 2000                                      2,148,710          2,148,710
Surplus                                                                521,625            521,625
Retained earnings                                                   18,045,505         16,986,754
Accumulated other comprehensive income (loss)                          419,749            (19,428)
                                                                 -------------      -------------
                                                                    21,135,589         19,637,661
                                                                 -------------      -------------
                                                                 $ 194,290,177      $ 180,317,812
                                                                 =============      =============

See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Nine Months ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                              Nine Months Ended
                                                                 September 30,
                                                            2001               2000
                                                       -------------      -------------
                                                        (Unaudited)         (Unaudited)
Interest income:
   Loans and fees on loans                             $   8,921,169      $   8,283,122
   Federal funds sold                                        272,592            297,698
   Investment securities:
     Taxable                                                 844,043            756,486
     Exempt from federal income tax                          351,591            479,940
   Deposits with banks                                             -                  -
                                                       -------------      -------------
                                                          10,389,395          9,817,246

Interest expense:
   Deposits                                                5,492,367          4,953,432
   Interest on borrowings                                          -                  -
                                                       -------------      -------------
                                                           5,492,367          4,953,432
         Net interest income                               4,897,028          4,863,814

Provision for loan losses                                    205,000            200,000
                                                       -------------      -------------
   Net interest income after
     provision for loan losses                             4,692,028          4,663,814
                                                       -------------      -------------

Noninterest income:
   Service charges on deposit accounts                       247,576            138,750
   Other income                                               76,550             76,214
                                                       -------------      -------------
                                                             324,126            214,964
                                                       -------------      -------------

Noninterest expense:
   Salaries and employee benefits                          1,927,115          1,814,290
   Occupancy expense                                          98,581             79,133
   Equipment expense                                         263,158            195,256
   Other expense                                             764,255            617,130
                                                       -------------      -------------
                                                           3,053,109          2,705,809
         Income before income taxes                        1,963,045          2,172,969

Income tax expense                                           560,500            521,000
                                                       -------------      -------------
         Net income                                    $   1,402,545      $   1,651,969
                                                       =============      =============

Basic earnings per share                               $         .82      $         .96
                                                       =============      =============
Weighted average shares outstanding                        1,718,968          1,718,968
                                                       =============      =============





See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
             For the Three Months ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                           September 30,
                                                       2001             2000
                                                   -------------   -------------
                                                    (Unaudited)     (Unaudited)
Interest income:
   Loans and fees on loans                         $   2,988,478   $   2,937,195
   Federal funds sold                                     71,580          68,240
   Investment securities:
     Taxable                                             294,072         253,826
     Exempt from federal income tax                      114,883         149,411
   Deposits with banks                                         -               -
                                                   -------------   -------------
                                                       3,469,013       3,408,672

Interest expense:
   Deposits                                            1,804,636       1,747,280
   Interest on borrowings                                      -               -
                                                   -------------   -------------
                                                       1,804,636       1,747,280
         Net interest income                           1,664,377       1,661,392

Provision for loan losses                                 70,000          80,000
                                                   -------------   -------------
   Net interest income after
     provision for loan losses                         1,594,377       1,581,392
                                                   -------------   -------------

Noninterest income:
   Service charges on deposit accounts                    83,717          60,691
   Other income                                           27,545          27,086
                                                   -------------   -------------
                                                         111,262          87,777
                                                   -------------   -------------

Noninterest expense:
   Salaries and employee benefits                        637,905         599,443
   Occupancy expense                                      33,128          26,691
   Equipment expense                                      90,669          59,294
   Other expense                                         230,562         219,304
                                                   -------------   -------------
                                                         992,264         904,732
                                                   -------------   -------------
         Income before income taxes                      713,375         764,437

Income tax expense                                       203,500         214,000
                                                   -------------   -------------
         Net income                                $     509,875   $     550,437
                                                   =============   =============

Basic earnings per share                           $         .30   $         .32
                                                   =============   =============
Weighted average shares outstanding                    1,718,968       1,718,968
                                                   =============   =============






See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
            For the Nine Months ended September 30, 2001 (unaudited)
                 and the Year ended December 31, 2000 (audited)
--------------------------------------------------------------------------------

                                                                                          Accumulated
                                          Common Stock                                       Other
                                          ------------                        Retained   Comprehensive
                                       Shares       Amount       Surplus      Earnings    Income (Loss)      Total
                                       ------       ------       -------      --------    -------------      -----
Balance, December 31, 1999            1,718,968  $ 2,148,710   $  521,625  $  15,559,063  $    (339,326) $ 17,890,072

   Comprehensive income
   Net income                                 -            -            -      2,063,709              -     2,063,709
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $164,796           -            -            -              -        319,898       319,898
                                                                                                         ------------
     Total comprehensive income                                                                             2,383,607

   Dividends paid
     ($.37 per share)                         -            -            -       (636,018)             -      (636,018)

                                     ----------   ----------   ----------  -------------  -------------  ------------
Balance, December 31, 2000            1,718,968    2,148,710      521,625     16,986,754        (19,428)   19,637,661

   Comprehensive income
   Net income                                 -            -            -      1,402,545              -     1,402,545
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $226,243           -            -            -              -        439,177       439,177
                                                                                                         ------------
   Total comprehensive income                                                                               1,841,722

   Dividends paid
       ($.20 per share)                       -            -            -       (343,794)             -      (343,794)
                                     ----------   ----------   ----------  -------------  -------------  ------------
Balance, September 30, 2001           1,718,968   $2,148,710   $  521,625  $  18,045,505  $     419,749  $ 21,135,589
                                     ==========   ==========   ==========  =============  =============  ============












See Notes to Consolidated Financial Statements

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                2001              2000
                                                                            -------------    -------------
                                                                             (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                               $   1,402,545    $   1,651,969
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                              223,200          170,400
       Provision for loan losses                                                  205,000          200,000
       Deferred income taxes                                                       36,500          (67,000)
       Net realized gains on securities                                            (2,792)          (4,738)
       Accretion of discount on securities, net of
         amortization of premiums                                                  24,444            7,086
       Deferred compensation                                                        7,547           44,848
       Changes in assets and liabilities:
         Accrued income                                                          (247,823)        (470,923)
         Other assets                                                             (93,850)         (51,536)
         Accrued interest payable                                                 426,472          441,559
         Other liabilities                                                       (147,888)         (18,009)
                                                                            -------------    -------------
           Net cash provided by operating activities                            1,833,355        1,903,656
                                                                            -------------    -------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                          -                -
   Net (increase) decrease in federal funds sold                               (3,125,472)       3,541,752
   Purchases of investment securities                                         (10,573,226)      (1,904,605)
   Sales of investment securities                                               2,401,407          380,500
   Maturities of investment securities                                          6,775,494        2,712,392
   Net increase in loans                                                       (7,344,825)     (13,563,036)
   Purchases of property and equipment, net of sales                             (216,233)        (708,080)
                                                                            -------------    -------------
           Net cash used in investing activities                              (12,082,855)      (9,541,077)
                                                                            -------------    -------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                                   1,349,801         (147,581)
   Net increase in time deposits                                               10,838,505        5,919,256
   Dividends paid                                                                (343,794)        (309,414)
   Net increase (decrease) in short-term debt                                           -                -
                                                                            -------------    -------------
           Net cash provided by financing activities                           11,844,512        5,462,261
                                                                            -------------    -------------
           Net increase (decrease) in cash and cash equivalents                 1,595,012       (2,175,160)

Cash and cash equivalents, beginning                                            4,993,526        7,773,049
                                                                            -------------    -------------
Cash and cash equivalents, ending                                           $   6,588,538    $   5,597,889
                                                                            =============    =============

Supplemental disclosure of cash flow information:
   Interest paid                                                            $   5,065,895    $   4,511,873
                                                                            =============    =============
   Taxes paid                                                               $     507,290    $     580,500
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

The consolidated financial statements as of September 30, 2001 and for the periods ended September 30, 2001 and 2000 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30.

                                                     2001              2000
                                                 -------------    -------------

Balance, beginning                               $   1,760,999    $   1,731,096
Provision charged to expense                           205,000          200,000
Recoveries of amounts charged off                       58,612           43,402
Amounts charged off                                   (282,328)        (101,747)
                                                 -------------    -------------
Balance, ending                                  $   1,742,283    $   1,872,751
                                                 =============    =============

================================================================================
                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2001 and 2000 follows:

                                                     2001              2000
                                                 -------------    -------------

Tax at statutory federal rate                    $     667,435    $     738,809
Tax exempt interest income                            (119,541)        (163,180)
Alternative minimum tax credit                               -          (77,064)
Other                                                   12,606           22,435
                                                 -------------    -------------
                                                 $     560,500    $     521,000
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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 2001 and 2000 is as follows:

                                                     2001              2000
                                                 -------------    -------------

Commitments to extend credit                     $   5,421,965    $   3,930,983
Standby letters of credit                                    -                -
                                                 -------------    -------------
                                                 $   5,421,965    $   3,930,983
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

Results of Operations

Total interest income increased by $60,341 for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, while interest expense on deposits increased by $57,356 over the same period. This resulted in an increase in net interest income of only $2,985 or 0.18%. This was due to the lower net interest margins resulting from the rapid decline in interest rates in 2001, as well as an increase in the percentage of higher yielding time deposits.

Other income was up $23,485, or 26.76% in the third quarter of 2001 compared to the third quarter of 2000. This is a result of increases in service charges, which were implemented midway through the third quarter of 2000.

The provision for credit losses was $70,000 for the quarter ended September 30, 2001 and $80,000 for the quarter ended September 30, 2000. Management believes that the provision and the resulting allowance for loan losses are adequate.

Other expenses increased by $87,532 for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. This increase is due primarily to increased operating costs associated with the opening of a new branch in the 4th quarter of 2000.

The decrease in net interest income combined with an increase in other expenses resulted in a decrease in net income before tax of $51,062 for the third quarter of 2001, compared to the same quarter in 2000.

For the nine months ended September 30, 2001, total interest income increased by $572,149 compared to the nine-month period ended September 30, 2000, while interest expense on deposits increased by $538,935 over the same period. This resulted in an increase in net interest income of only $33,214, or 0.68%. As stated above, net interest margins were compressed due to the rapid decline in interest rates experienced during the first nine months of 2001.

Other income was up $109,162 for the nine-month period ended September 30, 2001 compared to the same period in 2000. Again, this was the result of increases in certain service charges.

Normal cost increases, combined with the aforementioned costs of branching activities, resulted in an overall increase in other expenses of $347,300 for the first nine months of 2001 compared to the first nine months of 2000. The lower net interest margins and increased operating costs resulted in a decrease in net income before tax of $209,924 for the nine-month period ended September 30, 2001 compared to the same period in 2000.

The increase in income tax expense for the nine-month period ended September 30, 2001 compared to last year, was due to the availability of alternative minimum tax credits, which were exhausted in the first quarter of 2000.

Financial Condition

Total assets increased by $13,972,365, or 7.75% from December 31, 2000 to September 30, 2001. Net loans increased by $7,139,825 and investment securities increased by $2,040,093.

Total deposits increased by $12,188,306, or 7.64% from December 31, 2000 to September 30, 2001. Demand deposit and savings accounts increased by $1,349,801 during this period while time deposits increased by $10,838,505.

Shareholders' equity totaled $21,135,589 at September 30, 2001 compared to $19,637,661 at December 31, 2000. The $1,497,928 increase was the result of earnings for the nine months combined with an increase in the market value of securities that are classified as available for sale, less the payment of dividends of $343,794.

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


================================================================================
Item 3:  Quantitative and Qualitative Disclosures about Market Risk

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 200 basis points up or down over a 12-month period. The following table presents the Bank's forecasts for changes in net income and market value of equity as of September 30, 2001.

Table:  Interest Rate Risk (dollars in thousands)

             Rate Shocked Interest Margin and Market Value of Equity

------------------------------------------------------------------------------------------------------------------------------------

          Rate Change               -200bp      150bp     -100bp     -50bp        0bp       +50bp      +100bp     +150bp    +200bp
                                    ------     ------     ------     -----        ---       -----      ------     ------    ------
Interest Income:
Federal funds sold                 $    245   $    275   $    304   $    334   $    364   $    393   $    423   $    452   $    482
Investments                           1,898      1,905      1,912      1,918      1,924      1,929      1,935      1,940      1,940
Loans                                11,376     11,531     11,680     11,824     11,963     12,100     12,236     12,372     12,507
                                   -------------------------------------------------------------------------------------------------
  Total interest income              13,519     13,711     13,896     14,076     14,251     14,422     14,594     14,764     14,929

Interest Expense:
Deposits                              6,926      7,027      7,127      7,228      7,328      7,461      7,594      7,727      7,861
Federal funds purchased                   -          -          -          -          -          -          -          -          -
Other borrowings                          -          -          -          -          -          -          -          -          -
                                   -------------------------------------------------------------------------------------------------
  Total interest expense              6,926      7,027      7,127      7,228      7,328      7,461      7,594      7,727      7,861

Interest Margin                    $  6,593   $  6,684   $  6,769   $  6,848   $  6,923   $  6,961   $  7,000   $  7,037   $  7,068
Actual Dollars at Risk             $    330   $    239   $    154   $     75   $      -   $      -   $      -   $      -   $      -

Market value of assets             $199,246   $197,981   $196,666   $195,291   $193,884   $192,452   $191,014   $189,583   $188,034
Market value of liabilities         180,148    179,347    178,546    177,746    176,945    176,144    175,344    174,543    173,742
                                   -------------------------------------------------------------------------------------------------

Market Value of Equity             $ 19,098   $ 18,634   $ 18,120   $ 17,545   $ 16,939   $ 16,308   $ 15,670   $ 15,040   $ 14,292


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

                                       GRAYSON BANKSHARES, INC.



Date:  November 14, 2001               By:        /s/ Jacky K. Anderson
                                           -------------------------------------
                                           Jacky K. Anderson
                                           President and Chief Executive Officer



Date:  November 14, 2001               By:       /s/ Blake M. Edwards, Jr.
                                           -------------------------------------
                                           Blake M. Edwards, Jr.
                                           Chief Financial Officer