Form 10-K
period 2001-12-31
GRAYSON BANKSHARES INC
filed 2002-04-01
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

                                 (276) 773-2811
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Securities             Name of Exchange on Which Registered

                 None                                     n/a

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.25 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes __X__  No ____

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 18, 2002 was approximately $38,742,236. Executive officers and directors of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of shares of Common Stock outstanding on March 29, 2002 was 1,718,968.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

ITEM 1.  BUSINESS.............................................................3

ITEM 2.  PROPERTIES..........................................................10

ITEM 3.  LEGAL PROCEEDINGS...................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS...............................................10

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.......................................11

ITEM 6.  SELECTED FINANCIAL DATA.............................................12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...............................13

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.................................................29

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE........................... 29

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................30

ITEM 11. EXECUTIVE COMPENSATION.............................................30

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT............................................30

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................30

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K..............................................31

                                     PART I

Item 1.           Business

General

         Grayson Bankshares, Inc. (the "Company") was incorporated as a Virginia corporation on February 3, 1992 to acquire 100% of the stock of The Grayson National Bank (the "Bank"). The Bank was acquired by the Company on July 1, 1992. The Bank was founded in 1900 and currently serves Grayson County and surrounding areas through six banking offices located in the town of Independence, the localities of Elk Creek and Troutdale and the City of Galax, Virginia, and the Town of Sparta, North Carolina.

         Grayson County is located in the rural southwestern part of Virginia. Agriculture and light manufacturing, primarily furniture and textiles, are a big part of the economy in this area. The Population Estimates Program of the U.S. Census Bureau estimated the county's population at 16,881 on July 1, 2000. The economy of the City of Galax relies heavily on the manufacturing of furniture. Population estimates for the City of Galax was 6,870 for July 1, 2000.

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

Lending Activities

         The Bank's lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 75.59% of the earning assets of the Bank at December 31, 2001 and has historically produced the highest interest rate spread above the cost of funds. The Bank's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank President and all loan officers. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank's loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

Loans Secured by Real Estate

         Residential Real Estate Loans - The Bank's residential mortgage loan portfolio consists of balloon loans with 1 and 3 year maturities, amortized for 20 years or less. As of December 31, 2001, residential real estate loans amounted to $71.73 million or 50.26% of the total loan portfolio. Substantially all of the Bank's residential mortgage loans are secured by properties located in the Bank's service area.

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

         Commercial Real Estate Loans - Loans secured by commercial real estate totaled $31.54 million or 22.10% of total loans as of December 31, 2001, and consist principally of commercial loans where real estate constitutes a source of collateral. These loans are secured primarily by owner-occupied properties and may be fixed or variable rate loans. Commercial real estate loans generally involve a greater degree of risk than single-family residential mortgage loans because repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. To reduce this risk the Bank makes commercial real estate loan decisions based on the same criteria that other commercial credits are made. Primary consideration is given to the strength of the business based on such factors as management ability and experience, earnings history, cash flows and general economic conditions.

         Other Real Estate Loans - Other real estate loans include loans secured by farm land, second mortgage loans, and non-farm/non-residential real estate loans. These loans may be fixed rate balloon loans with maturities of 1 or 3 years or variable rate loans if the maturity exceeds 3 years. Other real estate loans comprised 2.78% of the total loan portfolio at December 31, 2001. Like construction and commercial real estate loans, these loans tend to involve a greater degree of risk than residential mortgage loans, however this added risk is addressed through strict adherence to loan-to-value ratios and internal reviews of all appraisals.

Consumer Loans

         The consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The Bank offers a wide variety of consumer loans at fixed or variable rates for terms of generally five years or less. The majority of these loans are secured by liens on automobiles or other personal property of the borrower, however they may also be made on an unsecured basis. At December 31, 2001, consumer loans totaled $16.51 million and comprised 11.57% of the total loan portfolio.

Commercial and Agricultural Loans

         The Bank's commercial and agricultural loans include loans to individuals and small to medium sized businesses located primarily in Grayson County and the City of Galax for working capital, equipment purchases, and various other business purposes. Equipment or similar assets secure a majority of the Bank's commercial and agricultural loans, but these loans may also be made on an unsecured basis. These loans may be made on a secured or an unsecured basis at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis. Other commercial loans with terms or amortization schedules longer than one year will normally carry interest rates which vary with the prime lending rate and other financial indexes and will become payable in full in three to five years. Commercial and agricultural loans totaled $14.54 million, or 10.19% of total loans at December 31, 2001.

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

Deposit Activities

         Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 83.3% of the Bank's total deposits at December 31, 2001. Certificates of deposit in denominations of $100,000 or more represented the remaining 16.7% of deposits at year-end.

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

         Currently, in Grayson County the Company competes with only one other commercial bank, which operates two branch banking facilities. As of June 30, 2001, the Company held 82.57% of the deposits in Grayson County. In the City of Galax the Company competes with six other commercial banks. Since opening in May of 1996 we have captured a market share of 12.50% of deposits to become the third largest holder of deposits in the market. First Union leads the market with 32.81% of deposits.

Employees

         At December 31, 2001, the Company had 63 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

         In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2001, the Bank declared $704,777 in dividends payable to the Company.

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

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2001, the Company and the Bank were classified as well capitalized.

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

Item 2.           Properties

         The Company and the Bank are headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank owns and operates branches at the following locations:

                                                                BANKING
                           LOCATION/                            FUNCTIONS
NAME OF OFFICE             TELEPHONE NUMBER                     OFFERED

Main Office                113 West Main Street                 Full Service
                           Independence, Virginia 24348
                           (540) 773-2811

East Independence Office   558 East Main Street                 Full Service
                           Independence, Virginia 24348         24 Hour Teller
                           (540) 773-2811

Elk Creek Office           60 Comers Rock Road                  Full Service
                           Elk Creek, Virginia 24326
                           (540) 655-4011

Troutdale Office           101 Ripshin Road.                    Full Service
                           Troutdale, Virginia 24378
                           (540) 677-3722

Galax Office               209 West Grayson Street              Full Service
                           Galax, Virginia 24333                24 Hour Teller
                           (540) 238-2411

Sparta Office              98 South Grayson Street              Full Service
                           Sparta, North Carolina 28675         24 Hour Teller
                           (336) 372-2811

         The Bank also owns a vacant lot near the main office in Independence, Virginia. This property is being held as a potential building site for an operations center.


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


Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         Shares of the Company's Common Stock are neither listed on any stock exchange nor quoted on the Nasdaq Stock Market and trade infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions, some of which have been reported to the Company. Certain transactions may be made at prices that reflect reasons unknown to management and that bear no relation to the prices of other transactions in Common Stock.

         The following table presents sales prices with respect to transactions involving Common Stock known to the Company.

                           Market Price and Dividends

                                                          Sales Price ($) (1)        Dividends ($) (1)
                                                          -------------------        -----------------
                                                       High               Low
                                                       ----               ---
2000:
     1st quarter...................................    33.00             32.00           .00
     2nd quarter...................................    32.00             32.00           .18
     3rd quarter...................................    32.00             32.00           .00
     4th quarter...................................    32.00             28.00           .19
2001:
     1st quarter...................................    32.00             32.00           .00
     2nd quarter...................................    32.00             30.00           .20
     3rd quarter...................................    71.00             22.00           .00
     4th quarter...................................    30.00             29.00           .21


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

         As of December 31, 2001, there were approximately 650 record holders of Common Stock.

Item 6.      Selected Financial Data

                                             2001            2000           1999           1998             1997
                                          -----------     -----------    -----------    -----------     -----------
Summary of Operations (1)

   Interest income                        $    13,717     $    13,153    $    11,655    $    11,010     $    10,260
   Interest expense                             7,204           6,785          5,921          5,786           5,456
                                          -----------     -----------    -----------    -----------     -----------
         Net interest income                    6,513           6,368          5,734          5,224           4,804
   Provision for credit losses                    280             280            300            319             185
   Other income                                   589             435            347            375             293
   Other expense                                4,092           3,772          3,371          2,986           2,972
   Income taxes                                   790             687            466            397             333
                                          -----------     -----------    -----------    -----------     -----------
         Net income                       $     1,940     $     2,064    $     1,944    $     1,897     $     1,607
                                          ===========     ===========    ===========    ===========     ===========

Per Share Data (1)(2)

   Net income                             $      1.13     $      1.20    $      1.13    $      1.10     $       .94
   Cash dividends declared                        .41             .37            .33            .30             .26
   Book value                                   12.27           11.42          10.41           9.90            9.04
   Estimated market value (3)                   29.00           32.00          32.00          27.50           22.50

Year-end Balance Sheet Summary (1)

   Loans, net                             $   140,898     $   133,072    $   121,498    $   105,924     $    98,552
   Investment securities                       33,452          28,766         29,430         32,510          31,924
   Total assets                               201,469         180,318        170,335        159,745         148,005
   Deposits                                   179,323         159,590        151,620        141,803         131,701
   Stockholders' equity                        21,086          19,638         17,890         17,028          15,542

Selected Ratios

   Return on average assets                     1.02%           1.18%          1.18%          1.24%           1.13%
   Return on average equity                     9.44%          10.95%         11.05%         11.54%          10.77%
   Average equity to average assets            10.85%          10.75%         10.69%         10.73%          10.47%

__________________

        1 In thousands of dollars, except per share data.

        2 Adjusted for the effects of a two for one stock split in 1999.

        3 Provided at the trade date nearest year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Operations

Overview

Management's Discussion and Analysis is provided to assist in the understanding and evaluation of Grayson Bankshares, Inc.'s financial condition and its results of operations. The following discussion should be read in conjunction with the Company's consolidated financial statements.

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

The earnings position of the Company remains strong. The Company experienced net earnings of $1,939,900 for 2001, compared to $2,063,709 in 2000 and $1,944,153 in 1999. Dividends paid to stockholders increased to $.41 per share for 2001 compared to $.33 per share in 2000.

The total assets of the Company grew to $201,469,140 from $180,317,812, an 11.73% increase, continuing our strategy to grow the Company. Average equity to average assets indicates that the Company has a strong capital position with a ratio of 10.85%.

------------------------------------------------------------------------------
Table 1.  Net Interest Income and Average Balances (dollars in thousands)
------------------------------------------------------------------------------

                                                 2001                            2000                            1999
                                      -----------------------------   -----------------------------   -----------------------------


                                                Interest                        Interest                        Interest
                                       Average   Income/   Yield/      Average   Income/   Yield/      Average   Income/   Yield/
                                       Balance   Expense    Cost       Balance   Expense    Cost       Balance   Expense    Cost
                                      --------- --------- ---------   --------- --------- ---------   --------- --------- ---------
Interest earning assets:
Deposits in other banks               $       - $       -      0.00%  $       - $       -      0.00%  $       - $       -    0.00%
Federal funds sold                        9,246       336      3.63%      6,578       410      6.23%     10,310       520    5.04%
Investment securities                    29,472     1,621      5.50%     29,248     1,614      5.52%     31,428     1,720    5.47%
Loans                                   139,486    11,760      8.43%    131,326    11,129      8.47%    114,790     9,415    8.20%
                                      --------- --------- ---------   --------- --------- ---------   --------- --------- -------
     Total                              178,204    13,717               167,152    13,153               156,528    11,655
                                      --------- ---------             --------- ---------             --------- ---------
     Yield on average
       interest-earning assets                                7.70%                           7.87%                         7.45%
                                                          =========                       =========                       =======
Non interest-earning assets:
Cash and due from banks                   7,082                           5,156                           5,318
Premises and equipment                    2,809                           2,458                           2,018
Interest receivable and other             2,819                           2,849                           2,371
Allowance for loan losses                (1,798)                         (1,795)                         (1,620)
Unrealized gain/(loss) on securities        272                            (497)                            (65)
                                      ---------                       ---------                       ---------
     Total                               11,184                           8,171                           8,022
                                      ---------                       ---------                       ---------
     Total assets                     $ 189,388                       $ 175,323                       $ 164,550
                                      =========                       =========                       =========

Interest-bearing liabilities:
Demand deposits                       $  14,189       351      2.47%  $  13,422       386      2.88%  $  12,723       365    2.87%
Savings deposits                         29,786       921      3.09%     31,042     1,077      3.47%     30,351     1,048    3.45%
Time deposits                           104,685     5,932      5.67%     92,299     5,322      5.77%     86,093     4,508    5.24%
                                      --------- --------- ---------   --------- --------- ---------   --------- --------- -------
     Total                              148,660     7,204               136,763     6,785               129,167     5,921
                                      --------- ---------             --------- ---------             --------- ---------
     Cost on average
       interest-bearing liabilities                           4.85%                            4.96%                         4.58%
                                                          =========                       =========                       =======

Non interest-bearing
 liabilities:
Demand deposits                          18,721                          18,378                          16,514
Interest payable and other                1,462                           1,329                           1,249
                                      ---------                       ---------                       ---------
     Total                               20,183                          19,707                          17,763
                                      ---------                       ---------                       ---------
     Total liabilities                  168,843                         156,470                         146,930

Stockholder's equity:                    20,545                          18,853                          17,620
                                      ---------                       ---------                       ---------
     Total liabilities and
       stockholder's equity           $ 189,388                       $ 175,323                       $ 164,550
                                      =========                       =========                       =========

     Net interest income                        $   6,513                       $   6,368                       $   5,734
                                                =========                       =========                       =========

     Net yield on
       interest-earning assets                                 3.65%                           3.81%                         3.66%
                                                          =========                       =========                       =======

--------------------------------------------------------------------------------
Table 2.  Rate/Volume Variance Analysis (thousands)
--------------------------------------------------------------------------------

                                         2001 Compared to 2000                    2000 Compared to 1999
                                --------------------------------------    --------------------------------------
                                 Interest            Variance              Interest            Variance
                                 Income/           Attributable To         Income/          Attributable To
                                 Expense                                   Expense
                                 Variance       Rate          Volume       Variance        Rate         Volume
                                ----------    ----------    ----------    ----------    ----------    ----------
Interest-earning assets:
  Deposits in other banks       $        -    $        -    $        -    $        -    $        -    $        -
  Federal funds sold                   (74)         (206)          132          (110)          105          (215)
  Investment securities                  7            (5)           12          (106)           15          (121)
  Loans                                631           (53)          684         1,714           319         1,395
                                ----------    ----------    ----------    ----------    ----------    ----------
Total                                  564          (264)          828         1,498           439         1,059
                                ----------    ----------    ----------    ----------    ----------    ----------

Interest-bearing liabilities:
  Demand deposits                      (35)          (57)           22            21             1            20
  Savings deposits                    (156)         (115)          (41)           29             6            23
  Time deposits                        610           (93)          703           814           475           339
                                ----------    ----------    ----------    ----------    ----------    ----------
Total                                  419          (265)          684           864           482           382
                                ----------    ----------    ----------    ----------    ----------    ----------
    Net interest income         $      145    $        1    $      144    $      634    $      (43)   $      677
                                ==========    ==========    ==========    ==========    ==========    ==========


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

Total interest income in 2001 increased by 4.3% to $13.72 million from $13.15 million in 2000 and $11.66 in 1999. The increase in total interest income in 2001 was the result of an $11.05 million dollar increase in average interest-earning assets, which was partially offset by a 17 basis point decrease in yields on interest-earning assets. The increase in interest income in 2000 was due to increases in interest-earning assets combined with a 42 basis point increase in yields on interest-earning assets. Total interest expense increased by $420,000 in 2001 to $7.20 million from $6.78 million in 2000. This was due to an increase in average interest-bearing liabilities of $11.90 million, which was partially offset by an 11 basis point decrease in the average rate paid for interest-bearing liabilities. Interest expense for 2001 was impacted by the fact that the majority of deposit growth for the year came in the form of higher-yielding certificates of deposits (time deposits), as opposed to less expensive demand and savings deposits. The increase in average interest-bearing liabilities of $7.60 million in 2000 was accompanied by an increase in the average rate paid for interest-bearing liabilities of 38 basis points, resulting in an increase in interest expense of $864,000. The effects of changes in volumes and rates on net interest income in 2001 compared to 2000, and 2000 compared to 1999 are shown in Table 2.

Despite the volatility in interest rates in recent years, net yield on interest-earning assets has remained relatively stable with an increase of 15 basis points from 1999 to 2000 and a decrease of just 16 basis points from 2000 to 2001.

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

At the end of 2001, the loan loss reserve was $1,821,966 compared to $1,760,999 in 2000 and $1,731,096 in 1999. The Bank's allowance for loan losses, as a percentage of total loans, at the end of 2001 was 1.28%, compared to 1.31% in 2000, and 1.40% in 1999.

Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is a result of service charges on deposit accounts including charges for insufficient funds checks and fees charged for nondeposit services. Noninterest income increased by $153,907, or 35.37%, to $589,028 in 2001 from $435,121 in 2000.
Noninterest income in 1999 totaled $346,950. The increase from 2000 to 2001 was primarily due to increases in service charges on deposit accounts as certain fee increases were implemented in August, 2000. The primary sources of noninterest income for the past three years are summarized in Table 3.

--------------------------------------------------------------------------------
Table 3.  Sources of Noninterest Income (thousands)
--------------------------------------------------------------------------------

                                                       2001                     2000                    1999
                                                   ------------            -------------            ------------
Service charges on deposit accounts                $       333             $        223             $       158
Other service charges and fees                             132                       97                      87
Insurance commissions                                       36                       36                      30
Safe deposit box rental                                     30                       28                      21
Gain on the sale of securities                               6                        5                       9
Other income                                                52                       46                      42
                                                   ------------            -------------            ------------
  Total noninterest income                         $       589             $        435             $       347
                                                   ============            =============            ============

Other Expense

The major components of noninterest expense for the past three years are illustrated at Table 4.

Total noninterest expense increased by $319,791 or 8.48% to $4,092,402 in 2001. The majority of the increase in 2001 was attributable to equipment costs and other expenses associated with the opening of the new branch banking facility in Sparta, North Carolina.

Noninterest expense increased by $401,402 from 1999 to 2000. The majority of this increase was attributable to personnel expense with the addition of three full-time equivalent employees, including a senior lending officer and a chief financial officer, as well as normal wage increases and increased benefit costs.

------------------------------------------------------------------------------
Table 4.  Sources of Noninterest Expense (thousands)
--------------------------------------------------------------------------------

                                              2000                    2000                    1999
                                          -------------           -------------           -------------
Salaries & wages                          $    1,878.0            $    1,783.8            $    1,644.5
Employee benefits                                678.4                   693.9                   565.3
                                          -------------           -------------           -------------
  Total personnel expense                      2,556.4                 2,477.7                 2,209.8

Director fees                                     47.8                    42.5                    40.1
Occupancy expense                                121.0                   115.8                    89.6
Computer charges                                  51.8                    48.9                    69.3
Other equipment expense                          369.9                   288.7                   225.9
FDIC/OCC assessments                              87.1                    84.5                    35.3
Insurance                                         47.4                    47.5                    38.9
Professional fees                                 38.8                    43.3                    38.3
Advertising                                      118.9                   120.6                   105.3
Postage and freight                              173.0                   131.0                   121.9
Supplies                                         122.0                   109.0                   127.6
Franchise tax                                    134.5                    40.3                   110.3
Telephone                                         58.6                    55.9                    45.0
Travel, dues & meetings                           44.5                    50.4                    41.2
Other expense                                    120.7                   116.5                    72.7
                                          -------------           -------------           -------------
  Total noninterest expense                    4,092.4                 3,772.6                 3,371.2
                                          =============           =============           =============

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 57.6% in 2001, 55.5% in 2000 and 55.4% in 1999.

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

Income tax expense (substantially all Federal) was $789,551 in 2001, $687,125 in 2000 and $465,875 in 1999 resulting in effective tax rates of 28.9%, 25.0% and 19.3% respectively. The $102,426 increase in tax expense from 2000 to 2001 was due to the availability of alternative minimum tax credits in 2000 and a gradual decrease in the average level of tax-exempt assets.

The Bank's deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in the provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred tax benefits of $626,572 and $755,075 are included in other assets at December 31, 2001 and 2000 respectively. At December 31, 2001, net deferred tax benefits included $99,713 of deferred tax liabilities applicable to unrealized depreciation on investment securities available for sale. Accordingly, this amount was not charged to income but recorded directly to the related stockholders' equity account.

Analysis of Financial Condition

Average earning assets increased 6.6% from December 31, 2000 to December 31, 2001. Total earning assets represented 94.1% of total average assets in 2001 and 95.3% in 2000. The mix of average earning assets remained relatively unchanged from 2000 to 2001 as deposit growth funded increases in all interest-bearing asset categories.

--------------------------------------------------------------------------------
Table 5.  Average Asset Mix (dollars in thousands)
--------------------------------------------------------------------------------

                                                       2001                                 2000
                                            --------------------------           --------------------------

                                              Average                              Average
                                              Balance          %                   Balance          %
                                            ------------  ------------           ------------  ------------
Earning assets:
  Loans                                     $   139,486        73.65%            $   131,326        74.91%
  Investment securities                          29,472        15.56%                 29,248        16.68%
  Federal funds sold                              9,246         4.88%                  6,578         3.75%
  Deposits in other banks                             -         0.00%                      -         0.00%
                                            ------------  ------------           ------------  ------------
    Total earning assets                        178,204        94.09%                167,152        95.34%
                                            ------------  ------------           ------------  ------------

Nonearning assets:
  Cash and due from banks                         7,082         3.75%                  5,156         2.94%
  Premises and equipment                          2,809         1.48%                  2,458         1.40%
  Other assets                                    2,819         1.49%                  2,849         1.62%
  Allowance for loan losses                      (1,798)       -0.95%                 (1,795)       -1.02%
  Unrealized gain/(loss) on securities              272         0.14%                   (497)       -0.28%
                                            ------------  ------------           ------------  ------------
    Total nonearning assets                      11,184         5.91%                  8,171         4.66%
                                            ------------  ------------           ------------  ------------
    Total assets                            $   189,388       100.00%            $   175,323       100.00%
                                            ============  ============           ============  ============

Average loans for 2001 represented 73.65% of total average assets compared to 74.91% in 2000. Average federal funds sold increased from 3.75% to 4.88% of total average assets while average investment securities decreased from 16.68% to 15.56% of total average assets over the same time period.

The average balances of cash and due from bank accounts increased in 2001 commensurate with the general growth of the Bank.

Loans

Average loans totaled $139.5 million over the year ended December 31, 2001. This represents an increase of 6.2% over the average of $131.3 million for 2000. Average loans increased by 14.4% from 1999 to 2000.

The loan portfolio is dominated by real estate and consumer loans. These loans accounted for 89.5% of the total loan portfolio at December 31, 2001. This is down slightly from the 90.5% that the two categories maintained at December 31, 2000. The amount of loans outstanding by type at December 31, 2001 and December 31, 2000 and the maturity distribution for variable and fixed rate loans as of December 31, 2001 are presented in Tables 6 & 7 respectively.

--------------------------------------------------------------------------------
Table 6.  Loan Portfolio Summary (dollars in thousands)
--------------------------------------------------------------------------------

                                           December 31, 2001             December 31, 2000
                                        ------------------------      ------------------------

                                           Amount         %              Amount          %
                                        ------------  ----------      ------------  ----------
Construction and development             $    3,921       2.75%        $    2,384       1.77%
Residential, 1-4 families                    71,731      50.26%            69,567      51.59%
Residential, 5 or more families                   -       0.00%                29       0.02%
Farmland                                      3,979       2.78%             4,517       3.35%
Nonfarm, nonresidential                      31,537      22.10%            27,236      20.20%
                                        ------------  ----------      ------------  ----------
     Total real estate                      111,168      77.89%           103,733      76.93%

Agricultural                                  5,291       3.71%             3,805       2.82%
Commercial                                    9,248       6.48%             8,613       6.39%
Consumer                                     16,510      11.57%            18,340      13.61%
Other                                           503       0.35%               342       0.25%
                                        ------------  ----------      ------------  ----------
     Total                               $  142,720     100.00%        $  134,833     100.00%
                                        ============  ==========      ============  ==========

--------------------------------------------------------------------------------
Table 7.  Maturity Schedule of Loans (dollars in thousands)
--------------------------------------------------------------------------------

                                                                                         Total
                                    Real        Agricultural     Consumer      ---------------------------
                                   Estate      and Commercial    and Other        Amount            %
                                ------------   --------------   ------------   ------------   ------------
Fixed rate loans:
  Three months or less          $      9,415   $        4,813   $      1,421   $     15,649           11.0%
  Over three to twelve months         28,198            4,581          3,627         36,406           25.5%
  Over one year to five years         66,934            1,502         10,155         78,591           55.1%
  Over five years                        630                -            541          1,171            0.8%
                                ------------   --------------   ------------   ------------   ------------
    Total fixed rate loans      $    105,177   $       10,896   $     15,744   $    131,817           92.4%
                                ------------   --------------   ------------   ------------   ------------

Variable rate loans:
  Three months or less          $      2,092   $        1,295   $        854   $      4,241            3.0%
  Over three to twelve months          1,436            1,387              -          2,823            2.0%
  Over one year to five years          2,066              961            313          3,340            2.3%
  Over five years                        464                -             35            499            0.3%
                                ------------   --------------   ------------   ------------   ------------
    Total variable rate loans   $      6,058   $        3,643   $      1,202   $     10,903            7.6%
                                ------------   --------------   ------------   ------------   ------------

Total loans:
  Three months or less          $     11,507   $        6,108   $      2,275   $     19,890           13.9%
  Over three to twelve months         29,634            5,968          3,627         39,229           27.5%
  Over one year to five years         69,000            2,463         10,468         81,931           57.4%
  Over five years                      1,094                -            576          1,670            1.2%
                                ------------   --------------   ------------   ------------   ------------
    Total loans                 $    111,235   $       14,539   $     16,946   $    142,720          100.0%
                                ============   ==============   ============   ============   ============


Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 8.43% in 2001 compared to an average yield of 8.47% in 2000.

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank's interest rate sensitivity goals, and to generate income.

Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2001 by major types of investments and maturity ranges. Maturities on investment securities are based on the earlier of the contractual maturity or the call date, if any.

Total investment securities increased by approximately $3.94 million from December 31, 2000 to December 31, 2001 as deposit growth, in excess of loan demand, funded the purchase of additional investment securities. The average yield of the investment portfolio decreased to 5.50% for the year ended December 31, 2001 compared to 5.52% for 2000.

------------------------------------------------------------------------------
Table 8.  Investment Securities - Maturity/Yield Schedule (dollars in thousands)
------------------------------------------------------------------------------

                                    In One        After One       After Five        After
                                   Year or         Through         Through           Ten                            Market
                                     Less         Five Years      Ten Years         Years           Total           Value
                                 ------------    ------------    ------------    ------------    ------------    ------------
Investment Securities:
U.S. Government agencies         $        649    $      1,950    $        500             $ -    $      3,099    $      3,155
Mortgage-backed securities                  -           3,753           1,981             227           5,961           5,930
State and municipal securities          2,165           9,760           3,539           1,060          16,524          16,765
Corporate securities                        -           5,159             590           1,000           6,749           6,860
                                 ------------    ------------    ------------    ------------    ------------    ------------

    Total                        $      2,814    $     20,622    $      6,610    $      2,287    $     32,333    $     32,710
                                 ============    ============    ============    ============    ============    ============

Weighted average yields:
U.S. Government agencies                 6.40%           5.15%           6.00%              -            5.67%
Mortgage-backed securities                  -            5.84%           6.37%           6.14%           5.95%
State and municipal securities           5.40%           5.42%           4.98%           4.86%           5.29%
Corporate securities                        -            6.38%           6.11%           4.60%           6.06%
                                 ------------    ------------    ------------    ------------    ------------

    Total                                5.56%           5.73%           5.49%           4.83%           5.61%
                                 ============    ============    ============    ============    ============

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

Average total deposits for the year ended December 31, 2001 amounted to $167.4 million, which was an increase of $12.3 million, or 7.9% over 2000. Average core deposits totaled $139.3 million in 2001 representing a 6.8% increase over the $130.4 million in 2000. The percentage of the Bank's average deposits that are interest-bearing increased from 88.2% in 2000 to 88.8% in 2001. Average demand deposits which earn no interest increased 1.9% from $18.4 million in 2000 to $18.7 million in 2001. Average deposits for the periods ended December 31, 2001 and December 31, 2000 are summarized in Table 9.

--------------------------------------------------------------------------------
Table 9.  Deposit Mix (dollars in thousands)
--------------------------------------------------------------------------------

                                                             2001                                    2000
                                              ------------------------------------    ------------------------------------
                                                Average                  Average       Average                   Average
                                                Balance        %        Rate Paid      Balance         %        Rate Paid
                                              ----------  ------------------------    ----------  ------------------------
Interest-bearing deposits:
  NOW accounts                                $   14,189         8.5%         2.47%   $   13,422         8.7%         2.88%
  Money Market                                     4,818         2.9%         2.84%        4,919         3.2%         3.25%
  Savings                                         24,967        14.9%         3.14%       26,124        16.8%         3.50%
  Small denomination certificates                 76,561        45.7%         5.59%       67,572        43.6%         5.70%
  Large denomination certificates                 28,125        16.8%         5.84%       24,726        15.9%         5.95%
                                              ----------  ----------    ----------    ----------  ----------    ----------
    Total interest-bearing deposits              148,660        88.8%         4.85%      136,763        88.2%         4.96%
Noninterest-bearing deposits                      18,721        11.2%         0.00%       18,378        11.8%         0.00%
                                              ----------  ----------    ----------    ----------  ----------    ----------
    Total deposits                            $  167,381       100.0%         4.85%   $  155,141       100.0%         4.96%
                                              ==========  ==========    ==========    ==========  ==========    ==========


The average balance of certificates of deposit issued in denominations $100,000 or more increased by $3.4million, or 13.7%, for the year ended December 31, 2001. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2001.

--------------------------------------------------------------------------------
Table 10.  Large Time Deposit Maturities (thousands)
--------------------------------------------------------------------------------

Analysis of time deposits of $100,000 or more at Decmeber 31, 2001:

  Remaining maturity of three months or less                   $      6,742
  Remaining maturity over three through twelve months                16,080
  Remaining maturity over one through five years                      7,123
  Remaining maturity over five years                                      -
                                                               ------------
    Total time deposits of $100,000 or more                    $     29,945
                                                               ============


Capital Adequacy

Stockholders' equity amounted to $21.1 million at December 31, 2001, a 7.4% increase over the 2000 year end total of $19.6 million. The increase resulted from earnings of approximately $1.9 million, less dividends paid, plus a change in unrealized depreciation of investment securities classified as available for sale.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders' equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2001 the Bank has a ratio of Tier 1 capital to risk-weighted assets of 12.0% and a ratio of total capital to risk-weighted assets of 13.2%.

--------------------------------------------------------------------------------
Table 11.  Bank's Year-end Risk-Based Capital (dollars in thousands)
--------------------------------------------------------------------------------

                                                           2001                     2000
                                                      --------------           --------------
Tier 1 capital                                        $       16,007           $       14,755
Qualifying allowance for loan losses
  (limited to 1.25% of risk-weighted assets)                   1,674                    1,499
                                                      --------------           --------------
Total regulatory capital                              $       17,681           $       16,254
                                                      ==============           ==============
Total risk-weighted assets                            $      133,799           $      119,635
                                                      ==============           ==============

Tier 1 capital as a percentage of
  risk-weighted assets                                          12.0%                    12.3%
Total regulatory capital as a percentage of
  risk-weighted assets                                          13.2%                    13.6%
Leverage ratio*                                                  8.1%                     8.1%

* Tier 1 capital divided by average total assets for the quarter ended December 31 of each year.


In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator's evaluation of the Bank's overall safety and soundness. As of December 31, 2001, the Bank had a ratio of year-end Tier 1 capital to average total assets for the fourth quarter of 2001 of 8.1%. Table 11 sets forth summary information with respect to the Bank's capital ratios at December 31, 2001. All capital ratio levels indicate that the Bank is well capitalized.

At December 31, 2001 the Company had 1,718,968 shares of common stock outstanding which were held by approximately 650 shareholders of record.

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

The Bank also attempts to reduce repayment risk by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies

Nonperforming assets at December 31, 2001 and 2000 are analyzed in Table 12.

--------------------------------------------------------------------------------
Table 12.  Nonperforming Assets (dollars in thousands)
--------------------------------------------------------------------------------

                                                     December 31, 2001               December 31, 2000
                                                  -----------------------          -----------------------
                                                    Amount     % of Loans            Amount     % of Loans
                                                  ----------   ----------          ----------   ----------
Nonaccrual loans                                  $    1,219          0.9%         $      687          0.5%
Restructured loans                                       334          0.2%                368          0.3%
Loans past due 90 days or more                         1,718          1.2%                623          0.5%
Foreclosed, repossessed and idled properties               -            -                   -            -
                                                  ----------   ----------          ----------   ----------
    Total nonperforming assets                    $    3,271          2.3%         $    1,678          1.3%
                                                  ==========   ==========          ==========   ==========

Total nonperforming assets were 2.3% and 1.3% of total outstanding loans as of December 31, 2001 and 2000 respectively.

The allowance for loan losses is maintained at a level adequate to absorb potential losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank's loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The accrual of interest on a loan is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

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

The provision for loan losses, net charge-offs, and the activity in the allowance for loan losses is detailed in Table 13. The allocation of the reserve for loan losses is detailed in Table 14.

--------------------------------------------------------------------------------
Table 13.  Loan Losses (thousands)
--------------------------------------------------------------------------------

                                                2001                 2000                 1999
                                            ------------         ------------         ------------
Allowance for loan losses, beginning        $  1,760,999         $  1,731,096         $  1,677,171
Provision for loan losses, added                 280,000              280,000              300,000
Charge-offs:
    Real estate                                 (124,547)             (41,739)             (37,099)
    Commercial and agricultural                  (44,274)            (231,472)            (280,969)
    Consumer and other                          (139,071)            (100,933)             (77,277)
Recoveries:
    Real estate                                   24,845               13,649               19,024
    Commercial and agricultural                   25,132               85,257               78,487
    Consumer and other                            38,882               25,141               51,759
                                            ------------         ------------         ------------
Net charge-offs                                 (219,033)            (250,097)            (246,075)
                                            ------------         ------------         ------------
Allowance for loan losses, ending           $  1,821,966         $  1,760,999         $  1,731,096
                                            ============         ============         ============


--------------------------------------------------------------------------------
Table 14.  Allocation of the Reserve for Loan Losses (thousands)
--------------------------------------------------------------------------------

                                                                  2001                          2000
                                                      ---------------------------    ---------------------------
                                                                         % of                           % of
                                                                       Loans to                       Loans to
Balance at the end of the period applicable to:          Amount      Total Loans        Amount      Total Loans
                                                      ------------   ------------    ------------   ------------
Commercial and agricultural                           $        547          10.19%   $        440           9.21%
Real estate - construction                                       -           2.75%              -           1.77%
Real estate - mortgage                                         820          75.14%            793          75.16%
Consumer and other                                             455          11.92%            528          13.86%
                                                      ------------   ------------    ------------   ------------
    Total                                             $      1,822         100.00%   $      1,761         100.00%
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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 25.4% at December 31, 2001 compared to 18.1% at December 31, 2000. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank's balance sheet on December 31, 2001. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2001, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to change in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

--------------------------------------------------------------------------------
Table 15.  Interest Rate Sensitivity (dollars in thousands)
--------------------------------------------------------------------------------

                                                                   December 31, 2001
                                                                  Maturities/Repricing
                                  --------------------------------------------------------------------------------------

                                      1 to 3            4 to 12          13 to 60          Over 60
                                      Months            Months            Months            Months             Total
                                  --------------    --------------    --------------    --------------    --------------
Interest-Earning Assets:
Federal funds sold                $       12,636    $            -    $            -    $            -    $       12,636
Investments                                  835             1,979            20,622             8,897            32,333
Loans                                     19,890            39,229            81,931             1,670           142,720
                                  --------------    --------------    --------------    --------------    --------------
  Total                           $       33,361    $       41,208    $      102,553    $       10,567    $      187,689
                                  ==============    ==============    ==============    ==============    ==============

Interest-Bearing Liabilities:
NOW accounts                      $       15,168    $            -    $            -    $            -    $       15,168
Money market                               5,175                 -                 -                 -             5,175
Savings                                   26,430                 -                 -                 -            26,430
Certificates of deposit                   24,079            56,260            31,420                 -           111,759
                                  --------------    --------------    --------------    --------------    --------------
  Total                           $       70,852    $       56,260    $       31,420    $            -    $      158,532
                                  ==============    ==============    ==============    ==============    ==============

Interest sensitivity gap          $      (37,491)   $      (15,052)   $       71,133    $       10,567    $       29,157
Cumulative interest
  sensitivity gap                 $      (37,491)   $      (52,543)   $       18,590    $       29,157    $       29,157
Ratio of sensitivity gap to
  total earning assets                    -20.0%             -8.0%              37.9%              5.6%             15.5%
Cumulative ratio of sensitivity
  gap to total earning assets             -20.0%            -28.0%               9.9%             15.5%             15.5%



The Bank uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. Table 16 presents the Bank's forecasts for changes in net income and market value of equity as of December 31, 2001.

------------------------------------------------------------------------------
Table 16.  Interest Rate Risk (dollars in thousands)
------------------------------------------------------------------------------

                                                           Rate Shocked Interest Margin and Market Value of Equity
---------------------------------------------------------------------------------------------------------------------------------

       Rate Change           -400bp      -300bp      -200bp     -100bp       0bp        +100bp      +200bp      +300bp     +400bp
                             ------      ------      ------     ------       ---        ------      ------      ------     ------
Interest Income:
Federal funds sold         $      (2)  $      66   $     135  $     203   $     272   $     340   $     409   $     477  $     545
Investments                    2,269       2,283       2,299      2,313       2,325       2,336       2,347       2,358      2,369
Loans                         10,406      10,731      11,062     11,384      11,684      11,978      12,271      12,562     12,855
                           --------------------------------------------------------------------------------------------------------
  Total interest income       12,673      13,080      13,496     13,900      14,281      14,654      15,027      15,397     15,769

Interest Expense:
Deposits                       6,482       6,694       6,906      7,117       7,329       7,625       7,921       8,216      8,512
Federal funds purchased            -           -           -          -           -           -           -           -          -
Other borrowings                   -           -           -          -           -           -           -           -          -
                           --------------------------------------------------------------------------------------------------------
  Total interest expense       6,482       6,694       6,906      7,117       7,329       7,625       7,921       8,216      8,512

Interest Margin            $   6,191   $   6,386   $   6,590  $   6,783   $   6,952   $   7,029   $   7,106   $   7,181  $   7,257
Actual Dollars at Risk     $     761   $     566   $     362  $     169   $       -   $       -   $           $       -  $       -


Market value of assets     $ 213,028   $ 210,180   $ 207,484  $ 204,765   $ 201,771   $ 198,727   $ 195,703   $ 192,696  $ 189,740
Market value of liabilities  190,606     188,989     187,372    185,755     184,138     182,521     180,904     179,287    177,670
                           --------------------------------------------------------------------------------------------------------

Market Value of Equity     $  22,422   $  21,191   $  20,112  $  19,010   $  17,633   $  16,206   $  14,799   $  13,409  $  12,070


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

------------------------------------------------------------------------------
Table 17. Key Financial Ratios
==============================================================================

                                                     2001                2000                1999
                                                 ------------         -----------         -----------
Return on average assets                               1.02%               1.18%               1.18%
Return on average equity                               9.44%              10.95%              11.05%
Dividend payout ratio                                 36.33%              30.83%              29.20%
Average equity to average assets                      10.85%              10.75%              10.69%


Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

         Information with respect to this Item is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" above.


Item 8.           Financial Statements and Supplementary Data.

         The following financial statements are filed as a part of this report following Item 14 below:

              Independent Auditor's Report
              Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the Years Ended December 31,
                  2001,  2000,  and  1999
              Consolidated  Statements  of  Changes  in Shareholders' Equity for
                  the Years Ended December 31, 2001, 2000, and 1999
              Consolidated Statements of Cash Flows for the Years Ended December
                  31, 2001, 2000, and 1999
              Notes to Consolidated Financial Statements


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Election of Directors," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.


Item 11.           Executive Compensation

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Compensation and Related Transactions" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12.           Security  Ownership  of  Certain Beneficial Owners and
                   Management

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.           Certain Relationships and Related Transactions

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Transactions with Management" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


         (a)      Financial   statements,   financial  statement  schedules  and
                  reports included in this Annual Report on Form 10-K.

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

                      21            Subsidiary of the Company.*
                  ---------------------------
                  *  Filed herewith

         (b)      Reports on Form 8-K.

                  None.

         (c)      Exhibits

                  The response to this portion of Item 14 is set forth in Item 14(a)(3) above.

         (d)      Financial Statement Schedules

                  No financial statement schedules, other than those schedules included in the Company's financial statements, are required or applicable.

                     [LETTERHEAD OF LARROWE & COMPANY, PLC]



                          Independent Auditor's Report


Board of Directors and Stockholders
Grayson Bankshares, Inc.
Independence, Virginia

We have audited the consolidated balance sheets of Grayson Bankshares, Inc. and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grayson Bankshares, Inc. and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ LARROWE & COMPANY, PLC

Galax, Virginia
January 28, 2002

================================================================================

Consolidated Balance Sheets
December 31, 2001 and 2000
--------------------------------------------------------------------------------

Assets                                                                               2001                2000
                                                                                ---------------    ----------------
Cash and due from banks                                                         $     8,715,457    $      4,993,526
Interest-bearing deposits with banks                                                          -                   -
Federal funds sold                                                                   12,636,046           7,820,438
Investment securities available for sale                                             26,010,899          18,718,706
Investment securities held to maturity                                                6,615,328           9,965,781
Restricted equity securities                                                            825,750              81,750
Loans, net of allowance for loan losses of $1,821,966
   in 2001 and $1,760,999 in 2000                                                   140,897,841         133,071,889
Property and equipment, net                                                           2,913,998           2,792,981
Accrued income                                                                        1,713,644           1,681,910
Other assets                                                                          1,140,177           1,190,831
                                                                                ---------------    ----------------
                                                                                $   201,469,140    $    180,317,812
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Deposits
   Noninterest-bearing                                                          $    20,790,306    $     18,674,556
   Interest-bearing                                                                 158,532,676         140,915,544
                                                                                ---------------    ----------------
     Total deposits                                                                 179,322,982         159,590,100

Accrued interest payable                                                                267,798             294,583
Other liabilities                                                                       792,587             795,468
                                                                                ---------------    ----------------
                                                                                    180,383,367         160,680,151

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued
   in 2001 and 2000, respectively                                                     2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    18,221,877          16,986,754
Accumulated other comprehensive income (loss)                                           193,561             (19,428)
                                                                                ---------------    ----------------
                                                                                     21,085,773          19,637,661
                                                                                ---------------    ----------------
                                                                                $   201,469,140    $    180,317,812
                                                                                ===============    ================


See Notes to Consolidated Financial Statements

================================================================================

Consolidated Statements of Income
Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------
Interest income:
   Loans and fees on loans                                        $   11,759,838    $  11,129,081    $    9,415,047
   Federal funds sold                                                    335,795          409,824           519,842
   Investment securities:
     Taxable                                                           1,154,379        1,012,459           986,447
     Exempt from federal income tax                                      467,319          601,479           733,837
   Deposits with banks                                                         -                -                 -
                                                                  --------------    -------------    --------------
                                                                      13,717,331       13,152,843        11,655,173
                                                                  --------------    -------------    --------------

Interest expense:
   Deposits                                                            7,204,506        6,784,519         5,920,886
   Interest on borrowings                                                      -                -                 -
                                                                  --------------    -------------    --------------
                                                                       7,204,506        6,784,519         5,920,886
                                                                  --------------    -------------    --------------
         Net interest income                                           6,512,825        6,368,324         5,734,287

Provision for loan losses                                                280,000          280,000           300,000
                                                                  --------------    -------------    --------------
         Net interest income after
           provision for loan losses                                   6,232,825        6,088,324         5,434,287
                                                                  --------------    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                   332,761          223,283           157,697
   Other service charges and fees                                         74,239           68,675            51,779
   Net realized gains on securities                                        5,587            4,738             8,580
   Other income                                                          176,441          138,425           128,894
                                                                  --------------    -------------    --------------
                                                                         589,028          435,121           346,950
                                                                  --------------    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                      2,556,392        2,477,773         2,209,827
   Occupancy expense                                                     121,002          115,793            89,553
   Equipment expense                                                     369,895          288,655           225,949
   Other expense                                                       1,045,113          890,390           845,880
                                                                  --------------    -------------    --------------
                                                                       4,092,402        3,772,611         3,371,209
                                                                  --------------    -------------    --------------
         Income before income taxes                                    2,729,451        2,750,834         2,410,028

Income tax expense                                                       789,551          687,125           465,875
                                                                  --------------    -------------    --------------
         Net income                                               $    1,939,900    $   2,063,709    $    1,944,153
                                                                  ==============    =============    ==============

Basic earnings per share                                          $         1.13    $        1.20    $         1.13
                                                                  ==============    =============    ==============
Weighted average shares outstanding                                    1,718,968        1,718,968         1,718,968
                                                                  ==============    =============    ==============

================================================================================

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                Common Stock                                            Other
                                         ---------------------------                    Retained     Comprehensive
                                            Shares         Amount         Surplus       Earnings     Income (Loss)      Total
                                         ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998                    859,484   $  1,074,355   $    521,625   $ 15,256,525   $    175,695   $ 17,028,200

     Comprehensive income
     Net income                                     -              -              -      1,944,153              -      1,944,153
     Net change in unrealized
         depreciation on investment
         securities available for
         sale, net of taxes of $(265,314)           -              -              -              -       (515,021)      (515,021)
                                                                                                                    ------------
     Total comprehensive income                                                                                        1,429,132

     Dividends paid
         ($.33 per share)                           -              -              -       (567,260)             -       (567,260)
     Stock split, two for one                 859,484      1,074,355              -     (1,074,355)             -              -
                                         ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999                  1,718,968      2,148,710        521,625     15,559,063       (339,326)    17,890,072

     Comprehensive income
     Net income                                     -              -              -      2,063,709              -      2,063,709
     Net change in unrealized
         depreciation on investment
         securities available for
         sale, net of taxes of $ 164,796            -              -              -              -        319,898        319,898
                                                                                                                    ------------
     Total comprehensive income                                                                                        2,383,607

     Dividends paid
         ($.37 per share)                           -              -              -       (636,018)             -       (636,018)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2000                  1,718,968      2,148,710        521,625     16,986,754        (19,428)    19,637,661

     Comprehensive income
     Net income                                     -              -              -      1,939,900              -      1,939,900
     Net change in unrealized
         depreciation on investment
         securities available for
         sale, net of taxes of $ 109,722            -              -              -              -        212,989        212,989
                                                                                                                    ------------
     Total comprehensive income                                                                                        2,152,889

     Dividends paid
         ($.41 per share)                           -              -              -       (704,777)             -       (704,777)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001                  1,718,968   $  2,148,710   $    521,625   $ 18,221,877   $    193,561   $ 21,085,773
                                         ============   ============   ============   ============   ============   ============



See Notes to Consolidated Financial Statements.

================================================================================

Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------
Cash flows from operating activities:
   Net income                                                     $    1,939,900    $   2,063,709    $    1,944,153
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                     294,828          253,732           197,945
       Provision for loan losses                                         280,000          280,000           300,000
       Deferred income taxes                                              18,781          (65,682)           22,524
       Net realized gains on securities                                   (5,587)          (4,738)           (8,580)
       Gain on sale of equipment                                               -             (115)                -
       Accretion of discount on securities, net of
         amortization of premiums                                         40,577            8,969            22,729
       Deferred compensation                                              11,198          117,731            42,848
       Changes in assets and liabilities:
         Accrued income                                                  (31,734)        (269,822)          (61,851)
         Other assets                                                    (77,849)         (59,092)          (37,470)
         Accrued interest payable                                        (26,785)          55,522            10,221
         Other liabilities                                               (14,079)          92,039          (141,907)
                                                                  --------------    -------------    --------------
           Net cash provided by operating activities                   2,429,250        2,472,253         2,290,612
                                                                  --------------    -------------    --------------

Cash flows from investing activities:
   Net (increase) decrease in federal funds sold                      (4,815,608)        (948,903)        5,228,465
   Purchases of investment securities                                (15,110,620)      (3,395,005)       (3,869,555)
   Sales of investment securities                                      2,401,126                -         3,039,500
   Maturities of investment securities                                 9,055,475        4,538,999         3,115,748
   Purchases of restricted equity securities                            (744,000)               -                 -
   Net increase in loans                                              (8,105,952)     (11,853,748)      (15,873,677)
   Purchases of property and equipment, net of sales                    (415,845)        (927,176)         (424,815)
                                                                  --------------    -------------    --------------
           Net cash used in investing activities                     (17,735,424)     (12,585,833)       (8,784,334)
                                                                  --------------    -------------    --------------

Cash flows from financing activities:
   Net increase in deposits                                           19,732,882        7,970,075         9,816,962
   Dividends paid                                                       (704,777)        (636,018)         (567,260)
   Net increase (decrease) in short-term debt                                  -                -                 -
                                                                  --------------    -------------    --------------
           Net cash provided by financing activities                  19,028,105        7,334,057         9,249,702
                                                                  --------------    -------------    --------------
           Net increase (decrease) in cash and cash equivalents        3,721,931       (2,779,523)        2,755,980

Cash and cash equivalents, beginning                                   4,993,526        7,773,049         5,017,069
                                                                  --------------    -------------    --------------
Cash and cash equivalents, ending                                 $    8,715,457    $   4,993,526    $    7,773,049
                                                                  ==============    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                  $    7,231,291    $   6,728,997    $    5,910,665
                                                                  ==============    =============    ==============
   Taxes paid                                                     $      759,900    $     730,050    $      457,000
                                                                  ==============    =============    ==============

Supplemental disclosure of noncash investing activities:
   Effect on equity of change in net unrealized gain (loss)       $      212,989    $     319,898    $     (515,021)
                                                                  ==============    =============    ==============


See Notes to Consolidated Financial Statements

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure's risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Reclassification

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current presentation. Net income and stockholders' equity previously reported were not affected by these reclassifications.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $811,000 and $858,000 for the periods including December 31, 2001 and 2000, respectively.

Note 3.  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 follow:

                                                   Amortized        Unrealized       Unrealized           Fair
2001                                                 Cost             Gains            Losses             Value
----                                             -------------    --------------    -------------    --------------
Available for sale:
   U.S. Government agency securities             $   3,099,139    $       65,379    $       9,177    $    3,155,341
   Mortgage-backed securities                        5,961,376            28,686           60,027         5,930,035
   State and municipal securities                    9,908,485           233,355           76,499        10,065,341
   Corporate securities                              6,748,625           125,406           13,849         6,860,182
                                                 -------------    --------------    -------------    --------------
                                                 $  25,717,625    $      452,826    $     159,552    $   26,010,899
                                                 =============    ==============    =============    ==============
Held to maturity:
   State and municipal securities                $   6,615,328    $      118,191    $      33,826    $    6,699,693
                                                 =============    ==============    =============    ==============

2000
----
Available for sale:
   U.S. Treasury securities                      $     499,878    $            -    $         972    $      498,906
   U.S. Government agency securities                 6,217,638            10,028           29,289         6,198,377
   State and municipal securities                    7,706,876            89,091           49,630         7,746,337
   Corporate securities                              4,323,751            14,686           63,351         4,275,086
                                                 -------------    --------------    -------------    --------------
                                                 $  18,748,143    $      113,805    $     143,242    $   18,718,706
                                                 =============    ==============    =============    ==============
Held to maturity:
   State and municipal securities                $   9,965,781    $       81,315    $       2,519    $   10,044,577
                                                 =============    ==============    =============    ==============

Investment securities with amortized cost of approximately $1,873,047 and $3,104,906 at December 31, 2001 and 2000, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------
Realized gains                                                    $       15,587    $       4,738    $        8,580
Realized losses                                                          (10,000)               -                 -
                                                                  --------------    -------------    --------------
                                                                  $        5,587    $       4,738    $        8,580
                                                                  ==============    =============    ==============

The  scheduled  maturities  of  securities   available-for-sale  and  securities
held-to-maturity at December 31, 2001, were as follows:

                                                      Available for Sale                  Held to Maturity
                                               ---------------------------------  ---------------------------------
                                                  Amortized           Fair           Amortized           Fair
                                                    Cost              Value            Cost              Value
                                               ---------------  ----------------  ---------------  ----------------
Due in one year or less                        $     1,394,225  $      1,421,200  $     1,420,309  $      1,428,926
Due after one year through five years               16,944,776        17,267,820        3,676,557         3,775,931
Due after five years through ten years               5,331,229         5,292,734        1,279,572         1,265,464
Due after ten years                                  2,047,395         2,029,145          238,890           229,372
                                               ---------------  ----------------  ---------------  ----------------
                                               $    25,717,625  $     26,010,899  $     6,615,328  $      6,699,693
                                               ===============  ================  ===============  ================

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2001 and 2000 are as follows (in thousands):

                                                                                        2001              2000
                                                                                    -------------    --------------
Commercial                                                                          $       9,248    $        8,613
Real estate:
   Construction and land development                                                        3,921             2,384
   Residential, 1-4 families                                                               71,731            69,567
   Residential, 5 or more families                                                              -                29
   Farmland                                                                                 3,979             4,517
   Nonfarm, nonresidential                                                                 31,537            27,236
Agricultural                                                                                5,291             3,805
Consumer                                                                                   16,510            18,340
Other                                                                                         503               342
                                                                                    -------------    --------------
                                                                                          142,720           134,833

Allowance for loan losses                                                                  (1,822)           (1,761)
                                                                                    -------------    --------------
                                                                                    $     140,898    $      133,072
                                                                                    =============    ==============

Note 5.  Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------
Balance, beginning                                                $    1,760,999    $   1,731,096    $    1,677,171

Provision charged to expense                                             280,000          280,000           300,000
Recoveries of amounts charged off                                         88,859          124,047           149,270
Amounts charged off                                                     (307,892)        (374,144)         (395,345)
                                                                  --------------    -------------    --------------
Balance, ending                                                   $    1,821,966    $   1,760,999    $    1,731,096
                                                                  ==============    =============    ==============

The following is a summary of information pertaining to impaired loans at December 31:

                                                                                       2001              2000
                                                                                  ---------------  ----------------
Impaired loans without a valuation allowance                                      $     1,879,426  $      1,223,881
Impaired loans with a valuation allowance                                               1,144,358           140,312
                                                                                  ---------------  ----------------
         Total impaired loans                                                     $     3,023,784  $      1,364,193
                                                                                  ===============  ================
Valuation allowance related to impaired loans                                     $       336,310  $         60,013
                                                                                  ===============  ================

                                                                      2001             2000              1999
                                                                ----------------  ---------------  ----------------
Average investment in impaired loans                            $      1,304,678  $       365,492  $      1,061,844
                                                                ================  ===============  ================
Interest income recognized on impaired loans                    $        181,609  $        51,995  $         76,855
                                                                ================  ===============  ================
Interest income recognized on a cash basis on impaired loans    $        133,868  $        30,893  $         76,855
                                                                ================  ===============  ================

No additional funds are committed to be advanced in connection with impaired loans.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 6.  Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2001 and 2000, are as follows:

                                                                                        2001              2000
                                                                                    -------------    --------------
Land                                                                                $     403,169    $      403,169
Buildings and improvements                                                              2,186,392         2,104,787
Furniture and equipment                                                                 2,232,829         1,898,589
                                                                                    -------------    --------------
                                                                                        4,822,390         4,406,545

Less accumulated depreciation                                                          (1,908,392)       (1,613,564)
                                                                                    -------------    --------------
                                                                                    $   2,913,998    $    2,792,981
                                                                                    =============    ==============

Note 7.  Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $29,944,872 and $26,580,744, respectively. At
December 31, 2001, the scheduled maturities of time deposits (in thousands) are as follows:

             Three months or less                        $       24,079
             Over three months through twelve months             56,260
             Over one year through three years                   31,420
             Over three years                                         -
                                                         --------------
                                                         $      111,759

Note 8.  Short-Term Debt

The Bank has established lines of credit of approximately $2,000,000 with correspondent banks to provide additional liquidity if and as needed. At
December  31,  2001  and  2000,   no  amounts  were   outstanding   under  these
arrangements.

Note 9.  Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                        December 31, 2001                  December 31, 2000
                                                 -------------------------------    -------------------------------
                                                   Carrying            Fair           Carrying            Fair
                                                    Amount             Value           Amount             Value
                                                 -------------    --------------    -------------    --------------
Financial assets
   Cash and cash equivalents                     $       8,715    $        8,715    $       4,994    $        4,994
   Interest-bearing deposits with banks                      -                 -                -                 -
   Federal funds sold                                   12,636            12,636            7,820             7,820
   Securities, available-for-sale                       26,011            26,011           18,719            18,719
   Securities, held to maturity                          6,615             6,700            9,966            10,045
   Restricted equity securities                            826               826               82                82
   Loans, net of allowance for credit losses           140,898           141,793          133,072           132,490

Financial liabilities
   Deposits                                            179,323           180,925          159,590           159,839
   Short-term debt                                           -                 -                -                 -

Off-balance-sheet assets (liabilities)
   Commitments to extend credit and
     standby letters of credit                               -                 -                -                 -

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 10.  Employee Benefit Plan

The Bank has a qualified noncontributory, defined benefit pension plan which covers substantially all of its employees. The benefits are primarily based on years of service and earnings.

The following is a summary of the plan's funded status as of December 31, 2001 and 2000.

                                                                                        2001              2000
                                                                                    -------------    --------------
Change in benefit obligation
Benefit obligation at beginning of year                                            $    2,123,860    $    2,296,182
Service cost                                                                              117,643           111,761
Interest cost                                                                             159,290           172,214
Plan participants' contributions                                                                -                 -
Amendments                                                                                      -                 -
Actuarial (gain) loss                                                                      81,212             7,060
Acquisition                                                                                     -                 -
Benefits paid                                                                              (9,242)         (463,357)
                                                                                    -------------    --------------
Benefit obligation at end of year                                                   $   2,472,763    $    2,123,860
                                                                                    =============    ==============

Change in plan assets
Fair value of plan assets at beginning of year                                      $   1,830,735    $    2,008,883
Actual return on plan assets                                                             (225,323)          285,209
Acquisition                                                                                     -                 -
Employer contribution                                                                     149,755                 -
Plan participants' contributions                                                                -                 -
Benefits paid                                                                              (9,242)         (463,357)
                                                                                    -------------    --------------
Fair value of plan assets at end of year                                            $   1,745,925    $    1,830,735
                                                                                    =============    ==============

Change in prepaid (accrued) benefit cost
Prepaid (accrued) benefit cost, beginning                                           $    (143,236)   $      (17,474)
Contributions                                                                             149,755                 -
Pension cost                                                                             (117,193)         (125,762)
                                                                                    -------------    --------------
Prepaid (accrued) benefit cost, ending                                              $    (110,674)   $     (143,236)
                                                                                    =============    ==============

Funded status                                                                       $    (726,838)   $     (293,125)
Unrecognized transitional net assets                                                         (273)             (308)
Unrecognized prior service costs                                                           80,514            90,578
Unrecognized net actuarial loss                                                           535,923            59,619
                                                                                    -------------    --------------
Prepaid (accrued) benefit cost                                                      $    (110,674)   $     (143,236)
                                                                                    =============    ==============

Weighted-average assumptions as of December 31
Discount rate                                                                                7.5%              7.5%
Expected return on plan assets                                                               9.0%              9.0%
Rate of compensation increase                                                                5.0%              5.0%

                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------
Components of net periodic benefit cost
Service cost                                                      $      117,643    $     111,761    $       99,707
Interest cost                                                            159,290          172,214           151,576
Return on plan assets                                                    225,323         (285,209)         (214,449)
Originating unrecognized asset gain (loss)                              (395,092)         116,967            79,855
Recognized net actuarial (gain) loss                                           -                -             1,376
Amortization                                                              10,029           10,029            10,029
                                                                  --------------    -------------    --------------
Net periodic benefit cost                                         $      117,193    $     125,762    $      128,094
                                                                  ==============    =============    ==============

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 11.  Deferred Compensation and Life Insurance

Deferred compensation plans have been adopted for certain members of the Board of Directors for future compensation upon retirement. Under plan provisions aggregate annual payments ranging from $1,992 to $61,044 are payable for ten years certain, generally beginning at age 65. Reduced benefits apply in cases of early retirement or death prior to the benefit date, as defined. Liability accrued for compensation deferred under the plan amounts to $507,963 and $496,765 at December 31, 2001 and 2000, respectively. Charges to income are based on present value of future cash payments, discounted at 8%.

The Bank is owner and beneficiary of life insurance policies on these directors. Policy cash values totaled $190,338 and $174,921 at December 31, 2001 and 2000, respectively.

Note 12.  Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (substantially all Federal) are as follows:

                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------
Current                                                           $      770,770    $     752,807    $      443,351
Deferred                                                                  18,781          (65,682)           22,524
                                                                  --------------    -------------    --------------
                                                                  $      789,551    $     687,125    $      465,875
                                                                  ==============    =============    ==============

Rate Reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------
Tax at statutory federal rate                                     $      928,013    $     935,284    $      819,410
Tax exempt interest income                                              (162,031)        (208,202)         (250,237)
State income tax, net of federal benefit                                   9,491            4,264                 -
Other                                                                     14,078          (44,221)         (103,298)
                                                                  --------------    -------------    --------------
                                                                  $      789,551    $     687,125    $      465,875
                                                                  ==============    =============    ==============

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 12.  Income Taxes, continued

Deferred Income Tax Analysis

The significant components of net deferred tax assets (substantially all Federal) at December 31, 2001 and 2000 are summarized as follows:

                                                                                        2001              2000
                                                                                  ---------------  ----------------
Deferred tax assets
   Net unrealized appreciation on
    securities available for sale                                                 $             -  $         10,009
   Allowance for loan losses                                                              534,321           530,585
   Unearned credit life insurance                                                          28,107            33,640
   Deferred compensation and
    accrued pension costs                                                                 210,336           217,600
   Other                                                                                   38,600            38,669
                                                                                  ---------------  ----------------
                                                                                          811,364           830,503
                                                                                  ===============  ================

Deferred tax liabilities
   Net unrealized depreciation on
    securities available for sale                                                          99,713                 -
   Depreciation                                                                            71,202            60,871
   Accretion of discount on investment securities                                          13,877            14,557
                                                                                  ---------------  ----------------
                                                                                          184,792            75,428
                                                                                  ===============  ================

Net deferred tax asset                                                            $       626,572  $        755,075
                                                                                  ===============  ================

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

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 13.  Commitments and Contingencies, continued

Financial Instruments with Off-Balance-Sheet Risk, continued

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 2001 and 2000 is as follows:

                                                      2001              2000
                                                  -------------    -------------

Commitments to extend credit                      $   8,370,176    $   5,405,757
Standby letters of credit                                     -                -
                                                  -------------    -------------
                                                  $   8,370,176    $   5,405,757
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

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 14.  Regulatory Restrictions, continued

Intercompany Transactions

The Bank's legal lending limit on loans to the Company is governed by Federal Reserve Act 23A, and differs from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1,783,000 at December 31, 2001. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 14.  Regulatory Restrictions, continued

Capital Requirements, continued

The Bank's actual capital amounts and ratios are also presented in the table (in thousands).

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                     For Capital           Prompt Corrective
                                             Actual               Adequacy Purposes        Action Provisions
                                      --------------------     ----------------------   ----------------------
                                       Amount       Ratio         Amount       Ratio       Amount       Ratio
                                      ---------    -------     -----------    -------   -----------   --------
December 31, 2001:
   Total Capital
     (to Risk-Weighted Assets)        $  17,681      13.2%     >= $ 10,704   >=  8.0%   >= $ 13,380   >= 10.0%
    Tier I Capital
     (to Risk-Weighted Assets)        $  16,007      12.0%     >= $  5,352   >=  4.0%   >= $  8,028   >=  6.0%
     Tier I Capital
     (to Average Assets)              $  16,007       8.1%     >= $  7,934   >=  4.0%   >= $  9,918   >=  5.0%

December 31, 2000:
   Total Capital
     (to Risk-Weighted Assets)        $  16,254      13.6%     >= $  9,571   >=  8.0%   >= $ 11,964   >= 10.0%
    Tier I Capital
     (to Risk-Weighted Assets)        $  14,755      12.3%     >= $  4,785   >=  4.0%   >= $  7,178   >=  6.0%
     Tier I Capital
     (to Average Assets)              $  14,755       8.1%     >= $  7,243   >=  4.0%   >= $  9,054   >=  5.0%

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Aggregate 2001 and 2000 loan transactions with related parties were as follows:

                                                                                        2001              2000
                                                                                    -------------    --------------
Balance, beginning                                                                  $   2,167,561    $    2,316,286

New loans                                                                                 733,674           369,368
Repayments                                                                             (1,461,312)         (518,093)
                                                                                    -------------    --------------
Balance, ending                                                                     $   1,439,923    $    2,167,561
                                                                                    =============    ==============

Note 16.  Parent Company Financial Information

Condensed financial information of Grayson Bankshares, Inc. is presented as follows:

                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                        2001              2000
                                                                                    -------------    --------------
Assets
   Cash and due from banks                                                          $   3,968,442    $    4,097,977
   Securities available for sale                                                          964,620           796,433
   Investment in affiliate bank at equity                                              16,190,670        14,736,841
   Other assets                                                                             6,883            26,272
                                                                                    -------------    --------------
         Total assets                                                               $  21,130,615    $   19,657,523
                                                                                    =============    ==============

Liabilities
   Other liabilities                                                                $      44,842    $       19,862
                                                                                    -------------    --------------

Stockholders' equity
   Common stock                                                                         2,148,710         2,148,710
   Surplus                                                                                521,625           521,625
   Retained earnings                                                                   18,221,877        16,986,754
   Accumulated other comprehensive income                                                 193,561           (19,428)
                                                                                    -------------    --------------
         Total stockholders' equity                                                    21,085,773        19,637,661
                                                                                    -------------    --------------
         Total liabilities and stockholders' equity                                 $  21,130,615    $   19,657,523
                                                                                    =============    ==============

================================================================================
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 16.  Parent Company Financial Information, continued

                              Statements of Income
              For the years ended December 31, 2001, 2000 and 1999

                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------
Income:
   Dividends from affiliate bank                                  $      704,777    $     636,018    $      567,260
   Interest on taxable securities                                         54,183           46,000            46,000
                                                                  --------------    -------------    --------------
                                                                         758,960          682,018           613,260
                                                                  --------------    -------------    --------------
Expenses:
   Management and professional fees                                       72,039           73,950            66,076
   Other expenses                                                          7,286            5,208             3,667
                                                                  --------------    -------------    --------------
                                                                          79,325           79,158            69,743
                                                                  --------------    -------------    --------------
   Income before tax benefit and equity
     in undistributed income of affiliate                                679,635          602,860           543,517

Federal income tax benefit                                                 8,208           10,934             8,073
                                                                  --------------    -------------    --------------
   Income before equity in undistributed
     income of affiliate                                                 687,843          613,794           551,590

Equity in undistributed income of affiliate                            1,252,057        1,449,915         1,392,563
                                                                  --------------    -------------    --------------
   Net income                                                     $    1,939,900    $   2,063,709    $    1,944,153
                                                                  ==============    =============    ==============

                            Statements of Cash Flows
              For the years ended December 31, 2001, 2000 and 1999

                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------
Cash flows from operating activities:
   Net income                                                     $    1,939,900    $   2,063,709    $    1,944,153
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Increase in equity in undistributed income of affiliate        (1,252,057)      (1,449,915)       (1,392,563)
       Accretion of discount on securities                                (1,192)               -                 -
       Net (increase) decrease in other assets                            13,611           (2,860)           13,181
       Net increase in other liabilities                                  24,980           19,862                 -
                                                                  --------------    -------------    --------------
         Net cash provided by operating activities                       725,242          630,796           564,771
                                                                  --------------    -------------    --------------

Cash flows from investing activities:
   Purchase of investment securities                                    (400,000)               -                 -
   Maturities of investment securities                                   250,000                -                 -
                                                                  --------------    -------------    --------------
         Net cash provided by investing activities                      (150,000)               -                 -
                                                                  --------------    -------------    --------------

Cash flows from financing activities:
   Dividends paid                                                       (704,777)        (636,018)         (567,260)
                                                                  --------------    -------------    --------------
         Net cash used by financing activities                          (704,777)        (636,018)         (567,260)
                                                                  --------------    -------------    --------------
         Net increase (decrease) in cash and due from banks             (129,535)          (5,222)           (2,489)

Cash and cash equivalents, beginning                                   4,097,977        4,103,199         4,105,688
                                                                  --------------    -------------    --------------
Cash and cash equivalents, ending                                 $    3,968,442    $   4,097,977    $    4,103,199
                                                                  ==============    =============    ==============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GRAYSON BANKSHARES, INC.



Date:  March 29, 2002               By:  /s/ Jacky K. Anderson
                                       ----------------------------------------
                                         Jacky K. Anderson
                                         President and Chief Executive Officer


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

                  Signature                                       Title                              Date
                  ---------                                       -----                              ----


            /s/ Jacky K. Anderson                      President and Chief Executive             March 29, 2002
-------------------------------------------               Officer and Director
              Jacky K. Anderson                       (Principal Executive Officer)


          /s/ Blake M. Edwards, Jr.                      Chief Financial Officer                March 29, 2002
-------------------------------------------               (Principal Financial
            Blake M. Edwards, Jr.                        and Accounting Officer)


              /s/ Dennis B. Gambill                             Director                        March 29, 2002
-------------------------------------------
              Dennis B. Gambill


              /s/ Julian L. Givens                              Director                        March 29, 2002
-------------------------------------------
              Julian L. Givens


                                                                Director                        March 29, 2002
-------------------------------------------
             Jack E. Guynn, Jr.


                                                                Director                        March 29, 2002
-------------------------------------------
           Thomas M. Jackson, Jr.


                /s/ Fred B. Jones                               Director                        March 29, 2002
-------------------------------------------
                Fred B. Jones



               /s/ Jean W. Lindsey                              Director                        March 29, 2002
-------------------------------------------
               Jean W. Lindsey


             /s/ Carl J. Richardson                             Director                        March 29, 2002
-------------------------------------------
             Carl J. Richardson


                                                                Director                        March 29, 2002
-------------------------------------------
             Charles T. Sturgill


                                                                Director                        March 29, 2002
-------------------------------------------
              J. David Vaughan


                                  EXHIBIT INDEX

         Exhibit No.                                 Document

              3.1 Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10, File No. 0-30535 (the "Form 10").

              3.2 Bylaws, incorporated by reference to Exhibit 3.2 of the Form 10.

              21      Subsidiary of the Company.*

------------------------------------
         *  Filed herewith