Form 10-Q
period 2002-03-31
GRAYSON BANKSHARES INC
filed 2002-05-15
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-30535

                            GRAYSON BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                 Virginia                                 54-1647596
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

           113 West Main Street
          Independence, Virginia                            24348
 (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code  (276) 773-2811


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002.

           1,718,968 shares of common stock, par value $1.25 per share

                            GRAYSON BANKSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                          Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001.......................................................3

                  Consolidated Statements of Income
                  For the Three Months Ended March 31, 2002 and 2001.........................................4

                  Consolidated Statements of Stockholders' Equity
                  For the Three Months Ended March 31, 2002 and
                  the Year Ended December 31, 2001...........................................................5

                  Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 2002 and 2001.........................................6

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

         Item 3.  Defaults Upon Senior Securities...........................................................12

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................12

         Item 5.  Other Information.........................................................................12

         Item 6.  Exhibits and Reports on Form 8-K..........................................................12

Signatures


                          Part I: Financial Information

Item 1:  Financial Statements


                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001


                                                                                    March 31,            December 31,
Assets                                                                                2002                   2001
                                                                                -----------------       -------------------
                                                                                   (Unaudited)            (Audited)
Cash and due from banks                                                         $     8,001,940    $      8,715,457
Interest-bearing deposits with banks                                                          -                   -
Federal funds sold                                                                   13,293,865          12,636,046
Investment securities available for sale                                             36,267,257          26,010,899
Investment securities held to maturity                                                5,801,768           6,615,328
Restricted equity securities                                                            845,450             825,750
Loans, net of allowance for loan losses of $1,868,621
  at March 31, 2002 and $1,821,966 at December 31, 2001                             144,503,080         140,897,841
Property and equipment, net                                                           3,031,382           2,913,998
Accrued income                                                                        1,766,880           1,713,644
Other assets                                                                          5,286,191           1,140,177
                                                                                ---------------    ----------------
                                                                                $   218,797,813    $    201,469,140
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                 $    19,863,763    $     20,790,306
Interest-bearing demand deposits                                                     15,831,324          15,168,088
Savings deposits                                                                     33,564,020          31,606,065
Large denomination time deposits                                                     32,526,015          29,944,872
Other time deposits                                                                  83,688,778          81,813,651
                                                                                ---------------    ----------------
     Total deposits                                                                 185,473,900         179,322,982

FHLB Advances                                                                        10,000,000                   -

Accrued interest payable                                                                755,417             267,798
Other liabilities                                                                     1,016,377             792,587
                                                                                ---------------    ----------------
                                                                                    197,245,694         180,383,367

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2002 and 2001                                                       2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    18,780,285          18,221,877
Accumulated other comprehensive income (loss)                                           101,499             193,561
                                                                                ---------------    ----------------
                                                                                     21,552,119          21,085,773
                                                                                ---------------    ----------------
                                                                                $   218,797,813    $    201,469,140
                                                                                ===============    ================


See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months ended March 31, 2002 and 2001



                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                        2002              2001
                                                                                    -------------    --------------
Interest income:                                                                    (Unaudited)        (Unaudited)
   Loans and fees on loans                                                          $   2,939,966    $    2,978,360
   Federal funds sold                                                                      61,871           103,843
   Investment securities:
     Taxable                                                                              392,650           274,167
     Exempt from federal income tax                                                       106,639           121,547
   Deposits with banks                                                                          -                 -
                                                                                    -------------    --------------
                                                                                        3,501,126         3,477,917

Interest expense:
   Deposits                                                                             1,588,003         1,842,807
   Interest on borrowings                                                                  94,767                 -
                                                                                    -------------    --------------
                                                                                        1,682,770         1,842,807
         Net interest income                                                            1,818,356         1,635,110

Provision for loan losses                                                                 105,000            75,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          1,713,356         1,560,110
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                     71,380            78,391
   Other income                                                                            73,757            28,529
                                                                                    -------------    --------------
                                                                                          145,137           106,920
                                                                                    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                                         688,807           625,679
   Occupancy expense                                                                       29,916            33,006
   Equipment expense                                                                      104,140            84,936
   Other expense                                                                          278,222           232,676
                                                                                    -------------    --------------
                                                                                        1,101,085           976,297
                                                                                    -------------    --------------
         Income before income taxes                                                       757,408           690,733

Income tax expense                                                                        199,000           197,000
                                                                                    -------------    --------------
         Net income                                                                 $     558,408    $      493,733
                                                                                    =============    ==============

Basic earnings per share                                                            $         .32    $          .29
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============


See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
          For the Three Months ended March 31, 2002 (unaudited) and the
                     Year ended December 31, 2001 (audited)



                                                                                                      Accumulated
                                                                                                         Other
                                          Common Stock                                  Retained      Comprehensive
                                     Shares          Amount       Surplus               Earnings      Income (Loss)        Total
                                    ----------    -----------   -------------       ---------------   --------------  --------------

Balance, December 31, 2000          1,718,968     $ 2,148,710   $    521,625         $  16,986,754      $  (19,428)   $ 19,637,661

   Comprehensive income
   Net income                               -               -              -             1,939,900               -       1,939,900
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $109,722         -               -              -                     -         212,989         212,989
                                                                                                                      ------------
     Total comprehensive income                                                                                          2,152,889

   Dividends paid
     ($.41 per share)                       -               -              -              (704,777)             -         (704,777)

                                    ---------      ----------      ---------         -------------    -------------   ------------
Balance, December 31, 2001          1,718,968       2,148,710        521,625            18,221,877         193,561      21,085,773


   Comprehensive income
   Net income                               -               -              -               558,408              -         558,408
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of ($47,426)        -               -              -                     -          (92,062)       (92,062)
                                                                                                                      ------------
   Total comprehensive income                                                                               466,346

   Dividends paid                           -               -              -                     -               -               -
                                    ---------      ----------      ---------         -------------    -------------   ------------
Balance, March 31, 2002             1,718,968      $2,148,710      $ 521,625         $  18,780,285    $     101,499   $ 21,552,119
                                    =========      ==========      =========         =============    =============   ============







See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months ended March 31, 2002 and 2001


                                                                                            Three Months Ended
                                                                                               March 31,
                                                                                        2002              2001
                                                                                    -------------    --------------
                                                                                    (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $     558,408    $      493,733
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                       88,500            74,400
       Provision for loan losses                                                          105,000            75,000
       Deferred income taxes                                                              (42,000)          101,948
       Net realized gains on securities                                                      (750)             (538)
       Accretion of discount on securities, net of
         amortization of premiums                                                          26,767             4,316
       Deferred compensation                                                                  962             3,469
       Changes in assets and liabilities:
         Accrued income                                                                   (53,236)          (44,275)
         Other assets                                                                     (56,588)          (84,853)
         Accrued interest payable                                                         487,619           438,705
         Other liabilities                                                                222,828            (2,916)
                                                                                    -------------    --------------
           Net cash provided by operating activities                                    1,337,510         1,058,989
                                                                                    -------------    --------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                                  -                 -
   Net (increase) decrease in federal funds sold                                         (657,819)       (1,273,614)
   Purchases of investment securities                                                 (11,645,014)       (4,512,206)
   Sales of investment securities                                                               -         2,401,407
   Maturities of investment securities                                                  2,036,711         2,740,668
   Purchases of restricted equity securities                                              (19,700)                -
   Net increase in loans                                                               (3,710,239)       (2,638,924)
   Purchases of bank-owned life insurance                                              (4,000,000)                -
   Purchases of property and equipment, net of sales                                     (205,884)          (45,445)
                                                                                    -------------    --------------
           Net cash used in investing activities                                      (18,201,945)       (3,328,114)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                                           1,694,648        (1,642,581)
   Net increase in time deposits                                                        4,456,270         4,478,574
   Dividends paid                                                                               -                 -
   Net increase (decrease) in other borrowings                                         10,000,000                 -
                                                                                    -------------    --------------
           Net cash provided by financing activities                                   16,150,918         2,835,993
                                                                                    -------------    --------------
           Net increase (decrease) in cash and cash equivalents                          (713,517)          566,868

Cash and cash equivalents, beginning                                                    8,715,457         4,993,526
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $   8,001,940    $    5,560,394
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   1,195,151    $    1,404,102
                                                                                    =============    ==============
   Taxes paid                                                                       $       7,940    $            -
                                                                                    =============    ==============




See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


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

The consolidated financial statements as of March 31, 2002 and for the periods ended March 31, 2002 and 2001 included herein, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2001, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31.

                                                2002              2001
                                            -------------    --------------

Balance, beginning                          $   1,821,966    $    1,760,999
Provision charged to expense                      105,000            75,000
Recoveries of amounts charged off                  74,408            32,618
Amounts charged off                              (132,753)          (34,516)
                                            -------------    --------------
Balance, ending                             $   1,868,621    $    1,834,101
                                            =============    ==============

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2002 and 2001 follows:

                                                2002              2001
                                            -------------    --------------

Tax at statutory federal rate               $     257,519    $      234,849
Tax exempt interest income                        (43,703)          (41,326)
Other tax exempt income                           (16,320)                -
Other                                               1,504             3,477
                                            -------------    --------------
                                            $     199,000    $      197,000
                                            =============    ==============

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2002 and 2001 is as follows:

                                                2002              2001
                                            -------------    --------------

Commitments to extend credit                $   5,277,627    $    4,197,623
Standby letters of credit                               -                 -
                                            -------------    --------------
                                            $   5,277,627    $    4,197,623
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

Results of Operations

Net income for the quarter ended March 31, 2002 was $558,408 compared to $493,733 for the same period last year, representing an increase of $64,675, or 13.10%. Total interest income increased only slightly in the first quarter of 2002 as additional income from the increased volume of interest-earning assets was offset by the decline in interest rates. Interest expense on deposits also fell as a result of declining interest rates.

In the fourth quarter of 2001, the Bank applied for, and was granted membership in the Federal Home Loan Bank of Atlanta. The Bank used this membership in the first quarter of 2002 to borrow funds at a low fixed-interest rate and in turn invest the funds in securities with similar maturities in order to enhance earnings. Interest expense of $94,767 was incurred on FHLB borrowings during the first quarter of 2002.

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

The provision for credit losses was $105,000 for the quarter ended March 31, 2002 and $75,000 for the quarter ended March 31, 2001. Management has elected to increase the provision in 2002 in response to increased demand for commercial loans and the resulting change in the overall loan mix. Management believes the provision and the resulting allowance for loan losses are adequate.

Other income increased by 158.53% to $73,757, in the first quarter of 2002 compared to 2001 as a result of income earned from an investment in bank-owned life insurance of approximately $4.0 million in January 2002.

Other expenses for the quarter ended March 31, 2002 increased by $124,788, or 12.78% over the same quarter last year due to increases in certain employee benefit costs, as well as costs associated with significant equipment purchases and branching activities.

Financial Condition

Total assets increased by $17,328,673 for the quarter ended March 31, 2002. Net loans increased by $3,605,239 while deposits increased by $6,150,918. Investment securities increased by $9,462,498 as advances from the Federal Home Loan Bank were used to purchase securities as noted above in the discussion of interest expense.

The increase in other assets was due to an investment of approximately $4.0 million in bank-owned life insurance in January, 2002.

Shareholders' equity totaled $21,552,119 at March 31, 2002 compared to $21,085,773 at December 31, 2001. The $466,346 increase was the result of earnings for the three months combined with a decrease in the market value of securities that are classified as available for sale.

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

                          Part I: Financial Information

Item 3:  Quantitative and Qualitative Disclosures about Market Risk


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

Management must insure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal fund lines from correspondent banks, borrowings from the Federal Home Loan Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 400 basis points up or down over a 12-month period. The following table presents the Bank's forecasts for changes in net income and market value of equity as of March 31, 2002.

Table:  Interest Rate Risk (dollars in thousands)

             Rate Shocked Interest Margin and Market Value of Equity

       Rate Change            -400bp     -300bp       -200bp      -100bp       0bp      +100bp     +200bp     +300bp     +400bp
       -----------            ------     ------       ------      ------       ---      ------     ------     ------     ------

Interest Income:
Federal funds sold          $     (57)  $      15   $      87   $     159  $     231   $     303  $     375  $     447  $     519
Investments                     2,388       2,413       2,440       2,465      2,482       2,497      2,507      2,518      2,530
Loans                          10,467      10,757      11,053      11,341     11,605      11,864     12,121     12,376     12,634
                            ---------   ---------   ---------   ---------  ---------   ---------  ---------  ---------  ---------
  Total interest income        12,798      13,185      13,580      13,965     14,318      14,664     15,003     15,341     15,683

Interest Expense:
Deposits                        5,544       5,769       5,994       6,219      6,444       6,669      6,894      7,120      7,345
Federal funds purchased           -           -           -           -          -           -          -         --          -
Other borrowings                  462         462         462         462        462         462        462        462        462
                            ---------   ---------   ---------   ---------  ---------   ---------  ---------  ---------  ---------
  Total interest expense        6,006       6,231       6,456       6,681      6,906       7,131      7,356      7,582      7,807

Interest Margin             $   6,792   $   6,954   $   7,124   $   7,284  $   7,412   $   7,533  $   7,647  $   7,759  $   7,876
Actual Dollars at Risk      $     620   $     458   $     288   $     128  $     -     $     -    $     -    $    --    $     -

Market value of assets      $ 231,897   $ 228,653   $ 225,581   $ 222,415  $ 218,834   $ 215,166  $ 211,367  $ 207,635  $ 203,964
Market value of liabilities   209,708     207,532     205,355     203,179    201,002     198,825    196,649    194,472    192,296
                            ---------   ---------   ---------   ---------  ---------   ---------  ---------  ---------  ---------

Market Value of Equity      $  22,189   $  21,121   $  20,226   $  19,236  $  17,832   $  16,341  $  14,718  $  13,163  $  11,668

                           Part II: Other Information


                     Grayson Bankshares, Inc. and Subsidiary


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

                            GRAYSON BANKSHARES, INC.



Date:  May 15, 2002             By:      /s/ Jacky K. Anderson
                                   ---------------------------------------------
                                    Jacky K. Anderson
                                    President and Chief Executive Officer



Date:  May 15, 2002             By:     /s/ Blake M. Edwards, Jr.
                                   ---------------------------------------------
                                    Blake M. Edwards, Jr.
                                    Chief Financial Officer