Form 10-Q
period 2002-06-30
GRAYSON BANKSHARES INC
filed 2002-08-14
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002.

           1,718,968 shares of common stock, par value $1.25 per share

                            GRAYSON BANKSHARES, INC.

                                TABLE OF CONTENTS

                                                                                             Page No.

Part I.       Financial Information
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2002 and December 31, 2001...........................................3

                  Consolidated Statements of Income
                  For the Six Months Ended June 30, 2002 and 2001...............................4

                  Consolidated Statements of Income
                  For the Three Months Ended June 30, 2002 and 2001.............................5

                  Consolidated Statements of Stockholders' Equity
                  For the Six Months Ended June 30, 2002 and
                  the Year Ended December 31, 2001..............................................6

                  Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 2002 and 2001...............................7

                  Notes to Consolidated Financial Statements....................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................12


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

         Item 3.  Defaults Upon Senior Securities..............................................13

         Item 4.  Submission of Matters to a Vote of Security Holders..........................13

         Item 5.  Other Information............................................................13

         Item 6.  Exhibits and Reports on Form 8-K.............................................13

Signatures


                          Part I: Financial Information

Item 1:  Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001



                                                               June 30,           December 31,
Assets                                                           2002                  2001
                                                            ---------------    ----------------
                                                               (Unaudited)            (Audited)
Cash and due from banks                                     $     6,244,738    $      8,715,457
Interest-bearing deposits with banks                                      -                   -
Federal funds sold                                               13,548,345          12,636,046
Investment securities available for sale                         38,537,164          26,010,899
Investment securities held to maturity                            5,381,076           6,615,328
Restricted equity securities                                        845,450             825,750
Loans, net of allowance for loan losses of $1,940,627
  at June 30, 2002 and $1,821,966 at December 31, 2001          148,116,696         140,897,841
Property and equipment, net                                       3,423,177           2,913,998
Accrued income                                                    1,980,801           1,713,644
Other assets                                                      5,118,301           1,140,177
                                                            ---------------    ----------------
                                                            $   223,195,748    $    201,469,140
                                                            ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                             $    20,625,508    $     20,790,306
Interest-bearing demand deposits                                 16,625,904          15,168,088
Savings deposits                                                 35,978,640          31,606,065
Large denomination time deposits                                 31,602,253          29,944,872
Other time deposits                                              85,344,508          81,813,651
                                                            ---------------    ----------------
     Total deposits                                             190,176,813         179,322,982

FHLB Advances                                                    10,000,000                   -

Accrued interest payable                                            353,351             267,798
Other liabilities                                                   596,182             792,587
                                                            ---------------    ----------------
                                                                201,126,346         180,383,368

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                         -                   -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2002 and 2001                                   2,148,710           2,148,710
Surplus                                                             521,625             521,625
Retained earnings                                                18,989,022          18,221,877
Accumulated other comprehensive income (loss)                       410,045             193,561
                                                            ---------------    ----------------
                                                                 22,069,402          21,085,773
                                                            ---------------    ----------------
                                                            $   223,195,748    $    201,469,140
                                                            ===============    ================


See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                 For the Six Months ended June 30, 2002 and 2001



                                                     Six Months Ended
                                                          June 30,
                                                   2002              2001
                                               -------------    --------------
Interest income:                                (Unaudited)       (Unaudited)
   Loans and fees on loans                     $   5,866,571    $    5,932,691
   Federal funds sold                                116,604           201,012
   Investment securities:
     Taxable                                         841,610           549,971
     Exempt from federal income tax                  249,311           236,708
   Deposits with banks                                     -                 -
                                               -------------    --------------
                                                   7,074,096         6,920,382

Interest expense:
   Deposits                                        3,143,529         3,687,731
   Interest on borrowings                            210,034                 -
                                               -------------    --------------
                                                   3,353,563         3,687,731
         Net interest income                       3,720,533         3,232,651

Provision for loan losses                            210,000           135,000
                                               -------------    --------------
   Net interest income after
     provision for loan losses                     3,510,533         3,097,651
                                               -------------    --------------

Noninterest income:
   Service charges on deposit accounts               160,986           163,859
   Other income                                      184,076            49,005
                                               -------------    --------------
                                                     345,062           212,864
                                               -------------    --------------

Noninterest expense:
   Salaries and employee benefits                  1,447,236         1,289,210
   Occupancy expense                                  58,984            65,453
   Equipment expense                                 207,160           172,489
   Other expense                                     579,897           533,693
                                               -------------    --------------
                                                   2,293,277         2,060,845
         Income before income taxes                1,562,318         1,249,670

Income tax expense                                   417,000           357,000
                                               -------------    --------------
         Net income                            $   1,145,318    $      892,670
                                               =============    ==============

Basic earnings per share                       $         .67    $          .52
                                               =============    ==============
Weighted average shares outstanding                1,718,968         1,718,968
                                               =============    ==============



See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Three Months ended June 30, 2002 and 2001


                                                     Three Months Ended
                                                            June 30,
                                                     2002              2001
                                                 -------------    --------------
Interest income:                                  (Unaudited)       (Unaudited)
   Loans and fees on loans                       $   2,926,605    $    2,954,331
   Federal funds sold                                   54,733            97,169
   Investment securities:
     Taxable                                           448,960           275,804
     Exempt from federal income tax                    142,672           115,161
   Deposits with banks                                       -                 -
                                                 -------------    --------------
                                                     3,572,970         3,442,465

Interest expense:
   Deposits                                          1,555,526         1,844,924
   Interest on borrowings                              115,267                 -
                                                 -------------    --------------
                                                     1,670,793         1,844,924
         Net interest income                         1,902,177         1,597,541

Provision for loan losses                              105,000            60,000
                                                 -------------    --------------
   Net interest income after
     provision for loan losses                       1,797,177         1,537,541
                                                 -------------    --------------

Noninterest income:
   Service charges on deposit accounts                  89,606            85,468
   Other income                                        110,319            20,476
                                                 -------------    --------------
                                                       199,925           105,944
                                                 -------------    --------------

Noninterest expense:
   Salaries and employee benefits                      758,429           663,531
   Occupancy expense                                    29,068            32,447
   Equipment expense                                   103,020            87,553
   Other expense                                       301,675           301,017
                                                 -------------    --------------
                                                     1,192,192         1,084,548
         Income before income taxes                    804,910           558,937

Income tax expense                                     218,000           160,000
                                                 -------------    --------------
         Net income                              $     586,910    $      398,937
                                                 =============    ==============

Basic earnings per share                         $         .34    $          .23
                                                 =============    ==============
Weighted average shares outstanding                  1,718,968         1,718,968
                                                 =============    ==============


See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
           For the Six Months ended June 30, 2002 (unaudited) and the
                     Year ended December 31, 2001 (audited)


                                                                                      Accumulated
                                      Common Stock                                       Other
                                      ------------                       Retained    Comprehensive
                                   Shares      Amount       Surplus      Earnings    Income (Loss)        Total
                                   ------      ------       -------      --------    -------------   -------------


Balance, December 31, 2000        1,718,968  $ 2,148,710   $  521,625  $  16,986,754   $    (19,428)   $ 19,637,661

   Comprehensive income
   Net income                             -            -            -      1,939,900              -       1,939,900
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $109,722       -            -            -              -        212,989         212,989
                                                                                                       ------------
     Total comprehensive income                                                                           2,152,889

   Dividends paid
     ($.41 per share)                     -            -            -       (704,777)             -        (704,777)

                                  ---------  -----------   ----------  -------------   ------------    ------------
Balance, December 31, 2001        1,718,968    2,148,710      521,625     18,221,877        193,561      21,085,773

   Comprehensive income
   Net income                             -            -            -      1,145,318              -       1,145,318
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $111,522       -             -           -              -        216,484         216,484
                                                                                                       ------------
   Total comprehensive income                                                                             1,361,802

   Dividends paid
       ($.22 per share)                   -            -            -       (378,173)             -        (378,173)
                                  ---------  -----------   ----------  -------------   ------------    ------------
Balance, June 30, 2002            1,718,968  $ 2,148,710   $ 521,625   $  18,989,022   $    410,045    $ 22,069,402
                                  =========  ===========   ==========  =============   ============    ============


See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2002 and 2001


                                                                               Six Months Ended
                                                                                   June 30,
                                                                           2002              2001
                                                                       -------------    --------------
                                                                        (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net income                                                          $   1,145,318    $      892,670
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                         177,000           148,800
       Provision for loan losses                                             210,000           135,000
       Deferred income taxes                                                  26,000            31,000
       Net realized gains on securities                                       (1,750)           (2,407)
       Accretion of discount on securities, net of
         amortization of premiums                                             51,590            13,072
       Deferred compensation                                                   3,356             5,508
       Changes in assets and liabilities:
         Accrued income                                                     (267,157)         (174,610)
         Other assets                                                       (115,646)          (14,181)
         Accrued interest payable                                             85,553            (2,542)
         Other liabilities                                                  (199,761)         (195,822)
                                                                       -------------    --------------
           Net cash provided by operating activities                       1,114,503           836,488
                                                                       -------------    --------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                     -                 -
   Net (increase) decrease in federal funds sold                            (912,299)         (135,211)
   Purchases of investment securities                                    (14,151,619)       (7,553,437)
   Sales of investment securities                                                  -         2,401,407
   Maturities of investment securities                                     3,137,772         4,148,459
   Purchases of restricted equity securities                                 (19,700)                -
   Net increase in loans                                                  (7,428,855)       (4,507,502)
   Purchases of bank-owned life insurance                                 (4,000,000)                -
   Purchases of property and equipment, net of sales                        (686,179)         (143,908)
                                                                       -------------    --------------
           Net cash used in investing activities                         (24,060,880)       (5,790,192)
                                                                       -------------    --------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                              5,665,593          (234,048)
   Net increase in time deposits                                           5,188,238         7,481,424
   Dividends paid                                                           (378,173)         (343,794)
   Net increase (decrease) in other borrowings                            10,000,000                 -
                                                                       -------------    --------------
           Net cash provided by financing activities                      20,475,658         6,903,582
                                                                       -------------    --------------
           Net increase (decrease) in cash and cash equivalents           (2,470,719)        1,949,878

Cash and cash equivalents, beginning                                       8,715,457         4,993,526
                                                                       -------------    --------------
Cash and cash equivalents, ending                                      $   6,244,738    $    6,943,404
                                                                       =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                       $   3,268,010    $    3,690,273
                                                                       =============    ==============
   Taxes paid                                                          $     410,930    $      335,680
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

The consolidated financial statements as of June 30, 2002 and for the periods ended June 30, 2002 and 2001 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2001, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30.

                                                  2002              2001
                                              -------------    --------------

Balance, beginning                            $   1,821,966    $    1,760,999
Provision charged to expense                        210,000           135,000
Recoveries of amounts charged off                    97,439            37,021
Amounts charged off                                (188,778)          (99,737)
                                              -------------    --------------
Balance, ending                               $   1,940,627    $    1,833,283
                                              =============    ==============

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2002 and 2001 follows:

                                                  2002              2001
                                              -------------    --------------

Tax at statutory federal rate                 $     531,188    $      424,888
Tax exempt interest income                          (86,806)          (81,841)
Alternative minimum tax credit                            -                 -
Other                                               (27,382)           13,953
                                              -------------    --------------
                                              $     417,000    $      357,000
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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2002 and 2001 is as follows:

                                                  2002              2001
                                              -------------    --------------

Commitments to extend credit                  $   5,942,424    $    4,833,998
Standby letters of credit                                 -                 -
                                              -------------    --------------
                                              $   5,942,424    $    4,833,998
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

Results of Operations

Total interest income increased by $130,505 for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001, while interest expense on deposits and other borrowings decreased by $174,131 over the same period. This resulted in an increase in net interest income of $304,636 or 19.07%. This increase is due primarily to the stabilization of interest rates, which enabled the Bank to recapture some of the interest margin that was lost during the rapid rate declines of 2001.

Other income was up $89,843 in the second quarter of 2002 compared to the second quarter of 2001. This is a result of increases in the cash value of bank-owned life insurance policies which were purchased in January 2002.

The provision for credit losses was $105,000 for the quarter ended June 30, 2002 and $60,000 for the quarter ended June 30, 2001. An increase in the provision was necessary based on overall loan growth as well as an increase in the percentage of commercial credits. Management believes the provision and the resulting allowance for loan losses are adequate.

Total other expenses increased by $107,644, or 9.93% for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. This is due primarily to a cost increase of over twenty percent for employee medical benefits and equipment costs associated with the upgrading of various computer systems.

The significant increases in net interest income and other income resulted in an increase in net income before taxes of $245,973, or 44.01% for the quarter ended June 30, 2002, compared to the same quarter in 2001. Increased income generated an increase in income tax expense, however our effective tax rate decreased by approximately one percentage point due to increases in tax-exempt investments. Net income increased by $187,973, or 47.12% to $586,910 for the second quarter of 2002 compared to the same period in 2001.

For the six months ended June 30, 2002, total interest income increased by $153,714 compared to the six-month period ended June 30, 2001, while interest expense decreased by $334,168 over the same period. This resulted in an increase in net interest income of $487,882, or 15.09%. As stated above, net interest margins increased as interest rates began to stabilize.

Other income was up $135,071 for the six-month period ended June 30, 2002 compared to the same period in 2001. Again this was the result of increases in the cash value of bank-owned life insurance policies.

Normal cost increases, combined with the aforementioned costs of benefits and equipment upgrades, resulted in an overall increase in other expenses of $232,432 for the first six months of 2002 compared to the first six months of 2001. Net income for the six-month period ended June 30, 2002 increased by $252,648, or 28.30% compared to the six-month period ended June 30, 2001.

                          Part I: Financial Information

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

Total assets increased by $21,726,608, or 10.78% from December 31, 2001 to June 30, 2002. Net loans increased by $7,218,855 and investment securities increased by $11,311,713.

Total deposits increased by $10,853,831, or 6.05% from December 31, 2001 to June 30, 2002. In the fourth quarter of 2001, the Bank applied for, and was granted membership in the Federal Home Loan Bank of Atlanta. The Bank used this membership in the first quarter of 2002 to borrow funds at a low fixed-interest rate and in turn invest the funds in securities with similar maturities in order to enhance earnings. FHLB advances were $10,000,000 at June 30, 2002.

Shareholders' equity totaled $22,069,402 at June 30, 2002 compared to $21,085,773 at December 31, 2001. The $983,629 increase was the result of earnings for the six months combined with an increase in the market value of securities that are classified as available for sale, less the payment of dividends of $378,173.

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

Management must ensure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal fund lines from correspondent banks, borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $561,000, or 13.24%, while a similar decrease in rates would result in an increase in net interest income of $520,000, or 12.28%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on April 9, 2002, the shareholders of the Company voted upon the following matters with the following results:

         The election of the following persons as directors of the Company to serve until the third annual meeting following their election and therefore until their successors have been elected and have qualified:

                  Name                            Votes For       Votes Withheld
                  ----                            ---------       --------------

                  Jacky K. Anderson               1,397,055           2,892
                  Fred B. Jones                   1,396,505           3,442
                  J. David Vaughan                1,397,355           2,592
                  Thomas M. Jackson, Jr.          1,396,705           3,242


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  99.1 - Statement   of   Chief   Executive   Officer  and Chief
                  Financial Officer Pursuant to 18 U.S.C.ss. 1350

(b)      Reports on 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GRAYSON BANKSHARES, INC.



Date:  August 14, 2002          By:      /s/ Jacky K. Anderson
                                   --------------------------------------------
                                      Jacky K. Anderson
                                      President and Chief Executive Officer



Date:  August 14, 2002           By:      /s/ Blake M. Edwards, Jr.
                                    -------------------------------------------
                                      Blake M. Edwards, Jr.
                                      Chief Financial Officer