Form 10-Q
period 2002-09-30
GRAYSON BANKSHARES INC
filed 2002-11-14
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002.

           1,718,968 shares of common stock, par value $1.25 per share

                            GRAYSON BANKSHARES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
Part I.       Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  September 30, 2002 and December 31, 2001.....................3

                  Consolidated Statements of Income
                  For the Nine Months Ended September 30, 2002 and 2001........4

                  Consolidated Statements of Income
                  For the Three Months Ended September 30, 2002 and 2001.......5

                  Consolidated Statements of Stockholders' Equity
                  For the Nine Months Ended September 30, 2002 and
                  the Year Ended December 31, 2001.............................6

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 2002 and 2001........7

                  Notes to Consolidated Financial Statements...................8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..12

         Item 4.  Controls and Procedures.....................................13


Part II.      Other Information

         Item 1.  Legal Proceedings...........................................14

         Item 2.  Changes in Securities and Use of Proceeds...................14

         Item 3.  Defaults Upon Senior Securities.............................14

         Item 4.  Submission of Matters to a Vote of Security Holders.........14

         Item 5.  Other Information...........................................14

         Item 6.  Exhibits and Reports on Form 8-K............................14

Signatures

                          Part I: Financial Information

Item 1:  Financial Statements

--------------------------------------------------------------------------------
                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                                                 September 30,           December 31,
Assets                                                                               2002                    2001
                                                                                -----------------      ----------------
                                                                                   (Unaudited)            (Audited)
Cash and due from banks                                                         $    11,010,690    $      8,715,457
Interest-bearing deposits with banks                                                          -                   -
Federal funds sold                                                                   13,149,400          12,636,046
Investment securities available for sale                                             39,430,551          26,010,899
Investment securities held to maturity                                                4,753,283           6,615,328
Restricted equity securities                                                            845,450             825,750
Loans, net of allowance for loan losses of $2,084,206
  at September 30, 2002 and $1,821,966 at December 31, 2001                         153,142,945         140,897,841
Property and equipment, net                                                           3,615,851           2,913,998
Accrued income                                                                        1,946,202           1,713,644
Other assets                                                                          5,089,704           1,140,177
                                                                                ---------------    ----------------
                                                                                $   232,984,076    $    201,469,140
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                 $    21,938,768    $     20,790,306
Interest-bearing demand deposits                                                     17,651,554          15,168,088
Savings deposits                                                                     37,178,427          31,606,065
Large denomination time deposits                                                     33,311,580          29,944,872
Other time deposits                                                                  88,494,659          81,813,651
                                                                                ---------------    ----------------
     Total deposits                                                                 198,574,988         179,322,982

FHLB Advances                                                                        10,000,000                   -

Accrued interest payable                                                                752,180             267,798
Other liabilities                                                                       622,158             792,587
                                                                                ---------------    ----------------
                                                                                    209,949,326         180,383,368
Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2002 and 2001                                                       2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    19,667,874          18,221,877
Accumulated other comprehensive income (loss)                                           696,541             193,561
                                                                                ---------------    ----------------
                                                                                     23,034,750          21,085,773
                                                                                ---------------    ----------------
                                                                                $   232,984,076    $    201,469,140
                                                                                ===============    ================


See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Nine Months ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                        2002             2001
                                                                                    -------------   -------------
Interest income:                                                                     (Unaudited)      (Unaudited)
   Loans and fees on loans                                                          $   8,925,294    $    8,921,169
   Federal funds sold                                                                     175,994           272,592
   Investment securities:
     Taxable                                                                            1,349,497           844,043
     Exempt from federal income tax                                                       321,355           351,591
   Deposits with banks                                                                          -                 -
                                                                                    -------------    --------------
                                                                                       10,772,140        10,389,395
Interest expense:
   Deposits                                                                             4,686,115         5,492,367
   Interest on borrowings                                                                 326,568                 -
                                                                                    -------------    --------------
                                                                                        5,012,683         5,492,367
         Net interest income                                                            5,759,457         4,897,028

Provision for loan losses                                                                 315,000           205,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          5,444,457         4,692,028
                                                                                    -------------    --------------
Noninterest income:
   Service charges on deposit accounts                                                    253,107           247,576
   Other income                                                                           310,477            76,550
                                                                                    -------------    --------------
                                                                                          563,584           324,126
                                                                                    -------------    --------------
Noninterest expense:
   Salaries and employee benefits                                                       2,207,522         1,927,115
   Occupancy expense                                                                       90,912            98,581
   Equipment expense                                                                      321,456           263,158
   Other expense                                                                          897,981           764,255
                                                                                    -------------    --------------
                                                                                        3,517,871         3,053,109
         Income before income taxes                                                     2,490,170         1,963,045

Income tax expense                                                                        666,000           560,500
                                                                                    -------------    --------------
         Net income                                                                 $   1,824,170    $    1,402,545
                                                                                    =============    ==============

Basic earnings per share                                                            $        1.06    $          .82
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============










See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
             For the Three Months ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                        2002              2001
                                                                                    -------------    -------------
Interest income:                                                                     (Unaudited)       (Unaudited)
   Loans and fees on loans                                                          $   3,058,723    $    2,988,478
   Federal funds sold                                                                      59,390            71,580
   Investment securities:
     Taxable                                                                              507,887           294,072
     Exempt from federal income tax                                                        72,044           114,883
   Deposits with banks                                                                          -                 -
                                                                                    -------------    --------------
                                                                                        3,698,044         3,469,013

Interest expense:
   Deposits                                                                             1,542,586         1,804,636
   Interest on borrowings                                                                 116,534                 -
                                                                                    -------------    --------------
                                                                                        1,659,120         1,804,636
         Net interest income                                                            2,038,924         1,664,377

Provision for loan losses                                                                 105,000            70,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          1,933,924         1,594,377
                                                                                    -------------    --------------
Noninterest income:
   Service charges on deposit accounts                                                     92,121            83,717
   Other income                                                                           126,401            27,545
                                                                                    -------------    --------------
                                                                                          218,522           111,262
                                                                                    -------------    --------------
Noninterest expense:
   Salaries and employee benefits                                                         760,286           637,905
   Occupancy expense                                                                       31,928            33,128
   Equipment expense                                                                      114,296            90,669
   Other expense                                                                          318,084           230,562
                                                                                    -------------    --------------
                                                                                        1,224,594           992,264
                                                                                    -------------    --------------
         Income before income taxes                                                       927,852           713,375

Income tax expense                                                                        249,000           203,500
                                                                                    -------------    --------------
         Net income                                                                 $     678,852    $      509,875
                                                                                    =============    ==============

Basic earnings per share                                                            $         .39    $          .30
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============





See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
          For the Nine Months ended September 30, 2002 (unaudited) and the Year ended December 31, 2001 (audited)
--------------------------------------------------------------------------------

                                                                                      Accumulated
                                                                                         Other
                                        Common Stock                      Retained    Comprehensive
                                   Shares          Amount     Surplus     Earnings    Income (Loss)      Total
                                   ------          ------     -------     --------    -------------      -----
Balance, December 31, 2000        1,718,968  $ 2,148,710   $  521,625  $  16,986,754  $     (19,428) $   19,637,661

   Comprehensive income
   Net income                             -            -            -      1,939,900              -       1,939,900
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $109,722       -            -            -              -        212,989         212,989
                                                                                                         ----------
     Total comprehensive income                                                                           2,152,889

   Dividends paid
     ($.41 per share)                     -            -            -       (704,777)             -        (704,777)


Balance, December 31, 2001        1,718,968    2,148,710      521,625     18,221,877        193,561      21,085,773
                                  ---------    ---------      -------     ----------        -------      ----------

   Comprehensive income
   Net income                             -            -            -      1,824,170              -       1,824,170
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $259,111       -            -            -              -        502,980         502,980
                                                                                                          ---------
   Total comprehensive income                                                                             2,327,150

   Dividends paid
       ($.22 per share)                   -            -            -       (378,173)             -        (378,173)
                                  ---------    ---------      -------     ----------        -------      ----------
Balance, September 30, 2002       1,718,968   $2,148,710   $ 521,625   $  19,667,874  $     696,541  $   23,034,750
                                 ==========   ==========   ==========  =============  =============  ==============









See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                        2002              2001
                                                                                    -------------     ------------
                                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $   1,824,170    $    1,402,545
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      277,500           223,200
       Provision for loan losses                                                          315,000           205,000
       Deferred income taxes                                                              (52,000)           36,500
       Net realized gains on securities                                                    (1,750)           (2,792)
       Accretion of discount on securities, net of
         amortization of premiums                                                          84,946            24,444
       Deferred compensation                                                                4,318             7,547
       Changes in assets and liabilities:
         Accrued income                                                                  (232,558)         (247,823)
         Other assets                                                                    (156,638)          (93,850)
         Accrued interest payable                                                         484,382           426,472
         Other liabilities                                                               (174,747)         (147,888)
                                                                                    -------------    --------------
           Net cash provided by operating activities                                    2,372,623         1,833,355
                                                                                    -------------    --------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                                  -                 -
   Net (increase) decrease in federal funds sold                                         (513,354)       (3,125,472)
   Purchases of investment securities                                                 (16,561,165)      (10,573,226)
   Sales of investment securities                                                               -         2,401,407
   Maturities of investment securities                                                  5,682,453         6,775,494
   Purchases of restricted equity securities                                              (19,700)                -
   Net increase in loans                                                              (12,560,104)       (7,344,825)
   Purchases of bank-owned life insurance                                              (4,000,000)                -
   Purchases of property and equipment, net of sales                                     (979,353)         (216,233)
                                                                                    -------------    --------------
           Net cash used in investing activities                                      (28,951,223)      (12,082,855)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                                           9,204,290         1,349,801
   Net increase in time deposits                                                       10,047,716        10,838,505
   Dividends paid                                                                        (378,173)         (343,794)
   Net increase (decrease) in other borrowings                                         10,000,000                 -
                                                                                    -------------    --------------
           Net cash provided by financing activities                                   28,873,833        11,844,512
                                                                                    -------------    --------------
           Net increase (decrease) in cash and cash equivalents                         2,295,233         1,595,012

Cash and cash equivalents, beginning                                                    8,715,457         4,993,526
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $  11,010,690    $    6,588,538
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   4,528,301    $    5,065,895
                                                                                    =============    ==============
   Taxes paid                                                                       $     731,219    $      507,290
                                                                                    =============    ==============


See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 1.  Organization and Summary of Significant Accounting Policies

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

The consolidated financial statements as of September 30, 2002 and for the periods ended September 30, 2002 and 2001 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2001, included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30.

                                             2002              2001
                                         -------------    --------------

Balance, beginning                       $   1,821,966    $    1,760,999
Provision charged to expense                   315,000           205,000
Recoveries of amounts charged off              175,610            58,612
Amounts charged off                           (228,370)         (282,328)
                                         -------------    --------------
Balance, ending                          $   2,084,206    $    1,742,283
                                         =============    ==============

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2002 and 2001 follows:

                                                                                        2002              2001
                                                                                    -------------    --------------
Tax at statutory federal rate                                                       $     846,658    $      667,435
Tax exempt interest income                                                               (109,261)         (119,541)
Tax exempt increase in cash value of insurance                                            (54,400)                -
Other                                                                                     (16,997)           12,606
                                                                                    -------------    --------------
                                                                                    $     666,000    $      560,500
                                                                                    =============    ==============

--------------------------------------------------------------------------------
                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 4.  Commitments and Contingencies

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at Septemer 30, 2002 and 2001 is as follows:

                                             2002              2001
                                         -------------    --------------

Commitments to extend credit             $   6,222,286    $    5,421,965
Standby letters of credit                            -                 -
                                         -------------    --------------
                                         $   6,222,286    $    5,421,965
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

--------------------------------------------------------------------------------
                          Part I: Financial Information

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
Results of Operations

Total interest income increased by $229,031 for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001, while interest expense on deposits and other borrowings decreased by $145,516 over the same period. This resulted in an increase in net interest income of $374,547 or 22.50%. This increase is due primarily to the stabilization of interest rates, which enabled the Bank to recapture some of the interest margin that was lost during the rapid rate declines of 2001.

Other income was up $107,260 in the second quarter of 2002 compared to the second quarter of 2001. This is a result of increases in the cash value of bank-owned life insurance policies which were purchased in January 2002.

The provision for credit losses was $105,000 for the quarter ended September 30, 2002 and $70,000 for the quarter ended September 30, 2001. An increase in the provision was necessary based on overall loan growth as well as an increase in the percentage of commercial credits. Management believes the provision and the resulting allowance for loan losses are adequate.

Total other expenses increased by $232,330, or 23.41% for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. This is due primarily to a cost increase of over twenty percent for employee medical benefits and equipment costs associated with the upgrading of various computer systems.

The significant increases in net interest income and other income resulted in an increase in net income before taxes of $214,477, or 30.07% for the quarter ended September 30, 2002, compared to the same quarter in 2001. Increased income generated an increase in income tax expense, however our effective tax rate decreased by approximately 1.69% due to increases in tax-exempt investments. Net income increased by $168,977, or 33.14% to $678,852 for the second quarter of 2002 compared to net income of $509,875 for the same period in 2001.

For the nine months ended September 30, 2002, total interest income increased by $382,745 compared to the nine-month period ended September 30, 2001, while interest expense decreased by $479,684 over the same period. This resulted in an increase in net interest income of $862,429, or 17.61%. As stated above, net interest margins increased as interest rates began to stabilize.

Other income was up $239,458 for the nine-month period ended September 30, 2002 compared to the same period in 2001. Again this was the result of increases in the cash value of bank-owned life insurance policies.

Normal cost increases, combined with the aforementioned costs of benefits and equipment upgrades, resulted in an overall increase in other expenses of $464,762 for the first nine months of 2002 compared to the first nine months of 2001. Net income for the nine-month period ended September 30, 2002 increased by $421,625, or 30.06% compared to the nine-month period ended September 30, 2001.

Financial Condition

Total assets increased by $31,514,936, or 15.64% from December 31, 2001 to September 30, 2002. Net loans increased by $12,245,104 and investment securities increased by $11,557,307.

Total deposits increased by $19,252,006, or 10.74% from December 31, 2001 to September 30, 2002. In the fourth quarter of 2001, the Bank applied for, and was granted membership in the Federal Home Loan Bank of Atlanta. The Bank used this membership in the first quarter of 2002 to borrow funds at a low fixed-interest rate and in turn invest the funds in securities with similar maturities in order to enhance earnings. FHLB advances were $10,000,000 at Septembre 30, 2002.

Shareholders' equity totaled $23,034,750 at September 30, 2002 compared to $21,085,773 at December 31, 2001. The $1,948,977 increase was the result of earnings for the nine months combined with a $502,980 increase in the market value of securities that are classified as available for sale, less the payment of dividends of $378,173.

--------------------------------------------------------------------------------
                          Part I: Financial Information

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

--------------------------------------------------------------------------------
                          Part I: Financial Information

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $621,000, or 8.64%, while a similar decrease in rates would result in an increase in net interest income of $568,000, or 7.91%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

--------------------------------------------------------------------------------
                          Part I: Financial Information

Item 4:  Controls and Procedures
--------------------------------------------------------------------------------

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14, under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out this evaluation.

                           Part II: Other Information

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

         (b)      Reports on 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYSON BANKSHARES, INC.

Date:  November 12, 2002                      By:      /s/Jacky K. Anderson
                                                       President and CEO


                                              By;      /s/Blake M. Edwards
                                                       Chief Financial Officer

                                 CERTIFICATIONS

         I, Jacky K. Anderson certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Grayson Bankshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002
                                          /s/ Jacky K. Anderson
                                          Jacky K. Anderson
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

         I, Blake M. Edwards certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Grayson Bankshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002
                                         /s/ Blake M. Edwards
                                          Blake M. Edwards
                                          Chief Financial Officer