Form 10-K
period 2002-12-31
GRAYSON BANKSHARES INC
filed 2003-03-31
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

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

                     Common Stock, par value $1.25 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $40,127,751

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,718,968 shares of Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Part II hereof, and portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into
Part III hereof.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

ITEM 1.  BUSINESS..............................................................4

ITEM 2.  PROPERTIES...........................................................10

ITEM 3.  LEGAL PROCEEDINGS....................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS.....................................11

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                       RELATED STOCKHOLDER MATTERS............................11

ITEM 6.  SELECTED FINANCIAL DATA..............................................12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.....................13

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK.......................................13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................13

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..................13

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................13

ITEM 11. EXECUTIVE COMPENSATION...............................................13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT AND RELATED
                      STOCKHOLDER MATTERS.....................................14

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................14

ITEM 14  CONTROLS AND PROCEDURES..............................................14

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K.....................................15

                                     PART I

Item 1.           Business

General

         Grayson Bankshares, Inc. (the Company) was incorporated as a Virginia corporation on February 3, 1992 to acquire 100% of the stock of The Grayson National Bank (the Bank). The Bank was acquired by the Company on July 1, 1992. The Grayson National Bank was founded in 1900 and currently serves Grayson County and surrounding areas through six banking offices located in the town of Independence, the localities of Elk Creek and Troutdale and the City of Galax, Virginia, and the Town of Sparta, North Carolina.

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

Lending Activities

         The Bank's lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 70.76% of the earning assets of the Bank at December 31, 2002 and has historically produced the highest interest rate spread above the cost of funds. The Bank's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank President and all loan officers. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank's loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

         The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2002 the Bank had 46.86% of the loan portfolio in single and multi-family housing, 23.39% in non-farm, non-residential loans, 4.83% in farm related real estate loans and 3.86% in real estate construction loans.

         The Bank's loan portfolio includes commercial and agricultural production loans totaling 12.13% of the portfolio at year-end 2002. Consumer loans make up approximately 9.43% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank's customer base.

         All loans in the Bank's portfolio are subject to risk from the state of the economy in the Bank's area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate, but apply to a minimal percentage of the portfolio. Commercial loans are evaluated by collateral value and ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, manageable debt load and a product that is not adversely affected by downturns in the economy.

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

Deposit Activities

         Deposits are the major source of funds for lending and other investment activities. Grayson National Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 83.0% of the Bank's total deposits at December 31, 2002. Certificates of deposit in denominations of $100,000 or more represented the remaining 17.0% of deposits at year-end.

Competition

         The Company encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide. In addition, many of Grayson Bankshares, Inc.'s competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

         To compete, the Company relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.

         Currently, in Grayson County the Company competes with only two other commercial banks, which operate a total of three branch banking facilities. As of June 30, 2002, Grayson Bankshares, Inc. held 83.54% of the deposits in Grayson County. In the City of Galax the Company competes with six other commercial banks. Since opening in May of 1996 we have captured a market share of 15.42% of deposits to become the third largest holder of deposits in the market. Mountain National Bank leads the market with 32.94% of deposits as of June 30, 2002.

Employees

         At December 31, 2002, the Company had 73 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

Government Supervision and Regulation

         The following discussion is a summary of the principal laws and regulations that comprise the regulatory framework applicable to the Company and the Bank. Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described herein, although violations of such laws and regulations could result in supervisory enforcement action against the Company or the Bank. The following descriptions, as well as descriptions of laws and regulations contained elsewhere in this filing, summarize the material terms of the principal laws and regulations and are qualified in their entirety by reference to applicable laws and regulations.

         As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (as amended, the "BHCA") and the examination and reporting requirements of the Federal Reserve. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As a national bank, The Grayson National Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The Bank is also subject to regulation, supervision and examination by the FDIC. Federal law also governs the activities in which the Bank may engage, the investments it may make and limits the aggregate amount of loans that may be granted to one borrower to 15% of the bank's capital and surplus. Various consumer and compliance laws and regulations also affect the Bank's operations.

         The earnings of the Bank, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above.

         The OCC will conduct regular examinations of the Bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of its operations. In addition to these regular examinations, the Bank must furnish the OCC with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of The Grayson National Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are also subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Under this system, depository institutions are charged anywhere from zero to $.27 for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory subgroup assignment. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. The BIF reached its required 1.25 reserve ratio in 1995, and in response the FDIC reduced deposit insurance assessment rates on BIF-insured deposits to historic low levels. However, due to legislation enacted in 1996 which requires that both Savings Association Insurance Fund ("SAIF")-insured deposits and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC has imposed additional assessments on BIF-insured deposits.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of The Grayson National Bank's deposit insurance.

         Capital. The OCC and the Federal Reserve have issued risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "total capital").

         In addition, each of the Federal banking regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% for bank holding companies that are rated a composite "1" and 4% for all other bank holding companies. Bank holding companies are expected to maintain higher than minimum capital ratios if they have supervisory, financial, operational or managerial weaknesses, or if they are anticipating or experiencing significant growth.

         The risk-based capital standards of the OCC and the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The OCC and the Federal Reserve also have recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the BIF. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

         The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The Federal Deposit Insurance Act requires that the federal banking agencies establish five capital levels for insured depository institutions - "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." It also requires or permits such agencies to take certain supervisory actions should an insured institution's capital level fall. For example, an "adequately capitalized" institution is restricted from accepting brokered deposits. An "undercapitalized" or "significantly undercapitalized" institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the Federal banking agencies to deal with undercapitalized institutions.

         Federal regulatory authorities also have broad enforcement powers over the Company and the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. Virtually all of the revenues of the Company results from dividends paid to the Company by the Bank. Under OCC regulations a national bank may not declare a dividend in excess of its undivided profits. Additionally, a national bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. A national bank may not declare or pay any dividend if, after making the dividend, the national bank would be "undercapitalized," as defined in regulations of the OCC. The Company is subject to state laws that limit the amount of dividends it can pay. In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if, (1) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition.

         Community Reinvestment. The requirements of the Community Reinvestment Act ("CRA") are applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

         Interstate Banking and Branching. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is able to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date. States are authorized to enact laws permitting such interstate bank merger transactions prior to June 1, 1997, as well as authorizing a bank to establish "de novo" interstate branches. Virginia enacted early "opt in" laws, permitting interstate bank merger transactions. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

         Economic and Monetary Polices. The operations of the Company are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Item 2.           Properties

         Grayson   Bankshares,   Inc.   and  The  Grayson   National   Bank  are
headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank owns and operates branches at the following locations:

                                                                  BANKING
                               LOCATION/                         FUNCTIONS
NAME OF OFFICE                 TELEPHONE NUMBER                   OFFERED

Main Office                    113 West Main Street              Full Service
                               Independence, Virginia 24348
                               (276) 773-2811

East Independence Office       558 East Main Street              Full Service
                               Independence, Virginia 24348      24 Hour Teller
                               (276) 773-2811

Elk Creek Office               60 Comers Rock Road               Full Service
                               Elk Creek, Virginia 24326
                               (276) 655-4011

Troutdale Office               101 Ripshin Road.                 Full Service
                               Troutdale, Virginia 24378
                               (276) 677-3722

Galax Office                   209 West Grayson Street           Full Service
                               Galax, Virginia 24333             24 Hour Teller
                               (276) 238-2411

Sparta Office                  98 South Grayson Street           Full Service
                               Sparta, North Carolina 28675      24 Hour Teller
                               (336) 372-2811

         The Bank currently has two full-service branch banking facilities under construction. One is located at 802 East Main Street, Independence, Virginia. When completed, the East Independence Office listed above will be relocated to this facility. The second facility is located at 8417 Carrollton Pike, Galax, Virginia. Located in Carroll County, just outside the City of Galax, this office will provide additional convenience to our Galax customers and allow us to serve new customers in the western districts of Carroll County. The Company anticipates completion of these facilities in April 2003 and September 2003, respectively. The Bank also owns a vacant lot near the main office in Independence, Virginia. This property is being held as a potential building site for an operations center


Item 3.           Legal Proceedings

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

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.


                                     PART II

Item 5.           Market  for Registrant's Common Equity and Related Stockholder
                  Matters

         Shares of the Company's Common Stock is neither listed on any stock exchange nor quoted on the any market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2001 to December 31, 2002, the selling price of shares of Common Stock ranged from $22.00 to $71.00. There may, however, have been other transactions at other prices not known to the Company.


                           Market Price and Dividends

                                                                  Sales Price ($) (1)                Dividends ($)
                                                                  -------------------                -------------
                                                               High                  Low
                                                               ----                  ---
2001:
     1st quarter...................................            32.00                32.00                 .00
     2nd quarter...................................            32.00                30.00                 .20
     3rd quarter...................................            71.00                22.00                 .00
     4th quarter...................................            30.00                29.00                 .21

2002:
     1st quarter...................................            29.00                26.00                 .00
     2nd quarter...................................            27.00                24.00                 .22
     3rd quarter...................................            32.00                29.00                 .00
     4th quarter...................................            32.00                27.00                 .24


         As of December 31, 2002, there were approximately 650 record holders of Common Stock.

Item 6.           Selected Financial Data

                                              2002           2001           2000            1999           1998
                                          -----------     -----------    -----------    -----------     -----------
Summary of Operations

   Interest income                        $    14,280     $    13,717    $    13,153    $    11,655     $    11,010
   Interest expense                             6,640           7,204          6,785          5,921           5,786
                                          -----------     -----------    -----------    -----------     -----------
         Net interest income                    7,640           6,513          6,368          5,734           5,224
   Provision for credit losses                    441             280            280            300             319
   Other income                                 1,021             589            435            347             375
   Other expense                                4,720           4,092          3,772          3,371           2,986
   Income taxes                                   964             790            687            466             397
                                          -----------     -----------    -----------    -----------     -----------
         Net income                       $     2,536     $     1,940    $     2,064    $     1,944     $     1,897
                                          ===========     ===========    ===========    ===========     ===========

Per Share Data2

   Net income                             $      1.48     $      1.13    $      1.20    $      1.13     $      1.10
   Cash dividends declared                        .46             .41            .37            .33             .30
   Book value                                   13.51           12.27          11.42          10.41            9.90
   Estimated market value3                      32.00           29.00          32.00          32.00           27.50

Year-end Balance Sheet Summary

   Loans, net                             $   154,190     $   140,898    $   133,072    $   121,498     $   105,924
   Investment securities                       44,872          33,452         28,766         29,430          32,510
   Total assets                               241,283         201,469        180,318        170,335         159,745
   Deposits                                   206,909         179,323        159,590        151,620         141,803
   Stockholders' equity                        23,230          21,086         19,638         17,890          17,028

Selected Ratios

   Return on average assets                     1.13%           1.02%          1.18%          1.18%           1.24%
   Return on average equity                    11.40%           9.44%         10.95%         11.05%          11.54%
   Average equity to average assets             9.88%          10.85%         10.75%         10.69%          10.73%


---------

         1    In thousands of dollars, except per share data.

         2    Adjusted for the effects of a two for one stock split in 1999.

         3    Provided at the trade date nearest year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pursuant to General Instruction G(2) of Form 10-K, the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.


Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

         Pursuant to General Instruction G(2) of Form 10-K, the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.


Item 8.           Financial Statements and Supplementary Data.

         Pursuant to General Instruction G(2) of Form 10-K, the following financial statements in the Company's 2002 Annual Report to Shareholders are incorporated herein by reference.

              Independent Auditor's Report
              Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000
              Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001, and 2000
              Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000
              Notes to Consolidated  Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Election of Directors," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


Item 11. Executive Compensation

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Compensation and Related Transactions" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

         The Company does not have compensation plans or other arrangements under which equity securities are authorized for issuance.


Item 13. Certain Relationships and Related Transactions

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Transactions with Management" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


Item 14. Controls and Procedures

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

                                     PART IV

Item 15.          Exhibits,  Financial  Statement  Schedules and Reports on Form
                  8-K


         (a)      Financial   statements,   financial  statement  schedules  and
                  reports included in this Annual Report on Form 10-K

                  (1)      Financial Statements

                           The response to this portion of Item 15 is set forth in Item 8 above.

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

                      13.1          2002 Annual Report to Shareholders.*

                      21            Subsidiary of the Company.*

                      99.1          Statement  of  Chief  Executive  Officer and
                                    Chief   Financial  Officer  Pursuant  to  18
                                    U.S.C. ss. 1350.*

                  ---------
                  *  Filed herewith

         (b)      Reports on Form 8-K.

                  None.

         (c)      Exhibits

                  The response to this portion of Item 15 is set forth in Item 15(a)(3) above.

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

                                     GRAYSON BANKSHARES, INC.



Date:  March 28, 2003                By:      /s/ Jacky K. Anderson
                                        ---------------------------------------
                                          Jacky K. Anderson
                                          President and Chief Executive Officer


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


                  Signature                                       Title                              Date
                  ---------                                       -----                              ----



           /s/ Jacky K. Anderson                      President and Chief Executive             March 28, 2003
-------------------------------------------               Officer and Director
              Jacky K. Anderson                       (Principal Executive Officer)


         /s/ Blake M. Edwards, Jr.                       Chief Financial Officer                March 28, 2003
-------------------------------------------               (Principal Financial
            Blake M. Edwards, Jr.                         and Accounting Officer)


           /s/ Dennis B. Gambill                                Director                        March 28, 2003
-------------------------------------------
              Dennis B. Gambill


           /s/ Julian L. Givens                                 Director                        March 28, 2003
-------------------------------------------
              Julian L. Givens


                                                                Director                        March __, 2003
-------------------------------------------
             Jack E. Guynn, Jr.


        /s/ Thomas M. Jackson, Jr.                              Director                        March 28, 2003
-------------------------------------------
           Thomas M. Jackson, Jr.


             /s/ Fred B. Jones                                  Director                        March 28, 2003
-------------------------------------------
                Fred B. Jones



                                                                Director                        March __, 2003
-------------------------------------------
               Jean W. Lindsey


                                                                Director                        March __, 2003
-------------------------------------------
             Carl J. Richardson


          /s/ Charles T. Sturgill                               Director                        March 28, 2003
-------------------------------------------
             Charles T. Sturgill


                                                                Director                        March __, 2003
-------------------------------------------
              J. David Vaughan


                                 CERTIFICATIONS

         I, Jacky K. Anderson certify that:

         1. I have reviewed this annual report on Form 10-K of Grayson Bankshares, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b)       evaluated  the   effectiveness  of  the  registrant's
         disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  March 28, 2003           /s/ Jacky K. Anderson
                                      ---------------------------------------
                                         Jacky K. Anderson
                                         President and Chief Executive Officer

                                 CERTIFICATIONS

         I, Blake M. Edwards certify that:

         1. I have reviewed this annual report on Form 10-K of Grayson Bankshares, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b)       evaluated  the   effectiveness  of  the  registrant's
         disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 28, 2003                  /s/ Blake M. Edwards
                                           ------------------------------------
                                                Blake M. Edwards
                                                Chief Financial Officer

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

        13.1      2002 Annual Report to Shareholders.*

        21        Subsidiary of the Company.*

        99.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.*

---------
*  Filed herewith