Form 10-Q
period 2003-03-31
GRAYSON BANKSHARES INC
filed 2003-05-15
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes_____    No __X__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             There were 1,718,968 shares of Common Stock, par value
                 $1.25 per share, outstanding as of May 12, 2003

                            GRAYSON BANKSHARES, INC.

                                      INDEX


PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets--Three Months Ended March 31, 2003 and December
         31, 2003                                                                                               2

         Consolidated Statements of Income--Three Months Ended March 31, 2003 and
         March 31, 2002                                                                                         3

         Consolidated Statements of Stockholders' Equity--Three Months Ended March
         31, 2003 and Year Ended December 31, 2002                                                              4

         Consolidated Statements of Cash Flows--Three Months Ended March 31, 2003
         and March 31, 2002                                                                                     5

         Notes to Consolidated Financial Statements                                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                          8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                            10

Item 4.  Controls and Procedures                                                                               11

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     12

Item 2.  Changes in Securities and Use of Proceeds                                                             12

Item 3.  Defaults Upon Senior Securities                                                                       12

Item 4.  Submission of Matters to a Vote of Security Holders                                                   12

Item 5.  Other Information                                                                                     12

Item 6.  Exhibits and Reports on Form 8-K                                                                      12

SIGNATURES                                                                                                     13

Part I:  Financial Information

Item 1:  Financial Statements


                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
-------------------------------------------------------------------------------

                                                                                    March 31,         December 31,
Assets                                                                                2003                2002
                                                                                -----------------  ------------------
                                                                                   (Unaudited)            (Audited)
Cash and due from banks                                                         $     9,675,470    $     11,265,444
Interest-bearing deposits with banks                                                          -                   -
Federal funds sold                                                                   25,754,612          19,740,228
Investment securities available for sale                                             40,771,281          40,120,124
Investment securities held to maturity                                                2,745,396           3,906,401
Restricted equity securities                                                            883,800             845,450
Loans, net of allowance for loan losses of $2,212,332
  at March 31, 2003 and $2,189,028 at December 31, 2002                             155,577,196         154,190,005
Property and equipment, net                                                           4,521,918           4,126,234
Accrued income                                                                        1,870,156           1,798,906
Other assets                                                                          5,322,461           5,289,797
                                                                                ---------------    ----------------
                                                                                $   247,122,290    $    241,282,589
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                 $    23,228,482    $     22,950,583
Interest-bearing demand deposits                                                     16,784,724          18,079,169
Savings deposits                                                                     40,396,877          37,822,606
Large denomination time deposits                                                     36,352,449          35,232,988
Other time deposits                                                                  94,485,717          92,823,178
                                                                                ---------------    ----------------
     Total deposits                                                                 211,248,249         206,908,524

FHLB Advances                                                                        10,000,000          10,000,000

Accrued interest payable                                                                682,129             328,975
Other liabilities                                                                     1,030,655             815,573
                                                                                ---------------    ----------------
                                                                                    222,961,033         218,053,072

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2003 and 2002                                                       2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    20,907,751          19,967,611
Accumulated other comprehensive income (loss)                                           583,171             591,571
                                                                                ---------------    ----------------
                                                                                     24,161,257          23,229,517
                                                                                ---------------    ----------------
                                                                                $   247,122,290    $    241,282,589
                                                                                ===============    ================


See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months ended March 31, 2003 and 2002
-------------------------------------------------------------------------------


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        2003              2002
                                                                                    -------------    --------------
Interest income:                                                                     (Unaudited)       (Unaudited)
   Loans and fees on loans                                                          $   2,815,234    $    2,939,966
   Federal funds sold                                                                      70,079            61,871
   Investment securities:
     Taxable                                                                              469,670           392,650
     Exempt from federal income tax                                                       114,797           106,639
   Deposits with banks                                                                          -                 -
                                                                                    -------------    --------------
                                                                                        3,469,780         3,501,126

Interest expense:
   Deposits                                                                             1,416,177         1,588,003
   Interest on borrowings                                                                 114,001            94,767
                                                                                    -------------    --------------
                                                                                        1,530,178         1,682,770
         Net interest income                                                            1,939,602         1,818,356

Provision for loan losses                                                                  90,000           105,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          1,849,602         1,713,356
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                     91,030            71,380
   Other income                                                                         1,013,305            73,757
                                                                                    -------------    --------------
                                                                                        1,104,335           145,137
                                                                                    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                                         840,442           688,807
   Occupancy expense                                                                       35,169            29,916
   Equipment expense                                                                      107,441           104,140
   Other expense                                                                          337,469           278,222
                                                                                    -------------    --------------
                                                                                        1,320,521         1,101,085
         Income before income taxes                                                     1,633,416           757,408

Income tax expense                                                                        487,000           199,000
                                                                                    -------------    --------------
         Net income                                                                 $   1,146,416    $      558,408
                                                                                    =============    ==============

Basic earnings per share                                                            $         .67    $          .32
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============



See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
             For the Three Months ended March 31, 2003, (unaudited)
                 and the Year ended December 31, 2002, (audited)
-------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                             Other
                                  Common Stock  Retained                                 Comprehensive
                                     Shares      Amount       Surplus     Earnings        Income (Loss)    Total
                                     ------      ------       -------     --------        -------------    -----
Balance, December 31, 2001        1,718,968  $ 2,148,710   $  521,625  $  18,221,877   $    193,561  $   21,085,773

   Comprehensive income
   Net income                             -            -            -      2,536,459              -       2,536,459
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $202,495       -            -            -              -        398,010         398,010
                                                                                                       ------------
     Total comprehensive income                                                                           2,934,469

   Dividends paid
     ($.46 per share)                     -            -            -       (790,725)             -        (790,725)


Balance, December 31, 2002        1,718,968    2,148,710      521,625     19,967,611        591,571      23,229,517

    Comprehensive income
   Net income                             -            -            -      1,146,416              -       1,146,416
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $(4,327)       -            -           -              -          (8,400)         (8,400)
                                                                                                       ------------
   Total comprehensive income                                                                             1,138,016

   Dividends paid
       ($.12 per share)                   -            -            -       (206,276)             -        (206,276)
                                 ----------   ----------   ----------  -------------  -------------  --------------
Balance, March 31, 2003           1,718,968   $2,148,710   $ 521,625   $  20,907,751  $     583,171  $   24,161,257
                                 ==========   ==========   ==========  =============  =============  ==============




See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        2003              2002
                                                                                    -------------    --------------
                                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $   1,146,416    $      558,408
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                       90,000            88,500
       Provision for loan losses                                                           90,000           105,000
       Deferred income taxes                                                               43,000           (42,000)
       Net realized gains on securities                                                  (869,597)             (750)
       Accretion of discount on securities, net of
         amortization of premiums                                                          50,070            26,767
       Deferred compensation                                                                2,153               962
       Changes in assets and liabilities:
         Accrued income                                                                   (71,250)          (53,236)
         Other assets                                                                     (71,337)          (56,588)
         Accrued interest payable                                                         353,154           487,619
         Other liabilities                                                                212,929           222,828
                                                                                    -------------    --------------
           Net cash provided by operating activities                                      975,538         1,337,510
                                                                                    -------------    --------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                                  -                 -
   Net (increase) decrease in federal funds sold                                       (6,014,384)         (657,819)
   Purchases of investment securities                                                 (12,531,389)      (11,645,014)
   Sales of investment securities                                                      10,998,533                 -
   Maturities of investment securities                                                  2,931,254         2,036,711
   Purchases of restricted equity securities                                             (120,100)          (19,700)
   Net increase in loans                                                               (1,477,191)       (3,710,239)
   Purchases of bank-owned life insurance                                                       -        (4,000,000)
   Purchases of property and equipment, net of sales                                     (485,684)         (205,884)
                                                                                    -------------    --------------
           Net cash used in investing activities                                       (6,698,961)      (18,201,945)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                                           1,557,725         1,694,648
   Net increase in time deposits                                                        2,782,000         4,456,270
   Dividends paid                                                                        (206,276)                -
   Net increase (decrease) in other borrowings                                                  -        10,000,000
                                                                                    -------------    --------------
           Net cash provided by financing activities                                    4,133,449        16,150,918
                                                                                    -------------    --------------
           Net increase (decrease) in cash and cash equivalents                        (1,589,974)         (713,517)

Cash and cash equivalents, beginning                                                   11,265,444         8,715,457
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $   9,675,470    $    8,001,940
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   1,177,024    $    1,195,151
                                                                                    =============    ==============
   Taxes paid                                                                       $      51,147    $        7,940
                                                                                    =============    ==============

See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

Grayson Bankshares, Inc. (the Company) was incorporated as a Virginia corporation on February 3, 1992 to acquire the stock of The Grayson National Bank (the Bank). The Bank was acquired by the Company on July 1, 1992.

The Grayson National Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through six banking offices. As a Federal Deposit Insurance Corporation insured, National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

The consolidated financial statements as of March 31, 2003 and for the periods ended March 31, 2003 and 2002 included herein, have been prepared by Grayson Bankshares, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2002, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2003 and 2002.

                                         2003              2002
                                     -------------    --------------
Balance, beginning                     $   2,189,028    $    1,821,966
Provision charged to expense                  90,000           105,000
Recoveries of amounts charged off              9,455            74,408
Amounts charged off                          (76,151)         (132,753)
                                       -------------    --------------
Balance, ending                        $   2,212,332    $    1,868,621
                                       =============    ==============

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2003 and 2002 follows:

                                       2003              2002
                                   -------------    --------------
Tax at statutory federal rate       $     555,361    $      257,519
Tax exempt interest income                (47,359)          (43,703)
Other tax exempt income                   (27,200)          (16,320)
Other                                       6,198             1,504
                                    -------------    --------------
                                    $     487,000    $      199,000
                                    =============    ==============

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2003 and 2002 is as follows:

                                             2003              2002
                                         -------------    --------------
Commitments to extend credit             $   6,533,667    $    5,277,627
Standby letters of credit                            -                 -
                                         -------------    --------------
                                         $   6,533,667    $    5,277,627
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

Results of Operations

Total interest income decreased by $31,346 for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002, while interest expense on deposits and other borrowings decreased by $152,592 over the same period. The decreases in both interest income and expense came as a result of the general decreases in interest rates which have occurred over the past year. The result was an increase in net interest income of $121,246 or 6.67%.

Other income was up $959,198 in the first quarter of 2003 compared to the first quarter of 2002. This is a result of increases in the cash value of bank-owned life insurance policies, which were purchased in 2002, as well as increases in mortgage-origination fees and securities gains resulting from the restructuring of a leveraging strategy that was implemented in the first quarter of 2002. Securities gains from this transaction totaled approximately $870,000.

The provision for credit losses was $90,000 for the quarter ended March 31, 2003 and $105,000 for the quarter ended March 31, 2002. The reserve for loan losses at March 31, 2003 was approximately 1.40% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Total other expenses increased by $219,436, or 19.93% for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. Increases in salaries and employee benefits came as a result of employee additions as well as cost increases for employee medical benefits and defined-benefit retirement plans.

The increases in net interest income and other income resulted in an increase in net income before taxes of $876,008, for the quarter ended March 31, 2003, compared to the same quarter in 2002. Net income increased by $588,008, or 105.30% to $1,146,416 for the first quarter of 2003 compared to net income of $558,408 for the same period in 2002. The significant increase in net income was due primarily to the securities gains noted above in the discussion of other income.

Financial Condition

Total assets increased by $5,839,701, or 2.42% from December 31, 2002 to March 31, 2003. Net loans increased by $1,387,191 and federal funds sold increased by $6,014,384, while investment securities decreased by $471,498.

Total deposits increased by $4,339,725, or 2.10% from December 31, 2002 to March 31, 2003. FHLB advances were $10,000,000 at March 31, 2003 and 2002.

Shareholders' equity totaled $24,161,257 at March 31, 2003 compared to $23,229,517 at December 31, 2002. The $931,740 increase was the result of earnings for the three months, less the payment of dividends of $206,276 and a decrease in the market value of securities classified as available for sale of $8,400.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Grayson National Bank (a wholly owned subsidiary of Grayson Bankshares, Inc.) exceeds all regulatory capital guidelines and is considered to be well capitalized.

Critical Accounting Policies

See Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K").

                          Part I: Financial Information

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------


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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $592,000, or 6.64%, while a similar decrease in rates would result in an increase in net interest income of $551,000, or 6.18%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

                          Part I: Financial Information

Item 4:  Controls and Procedures

-------------------------------------------------------------------------------


Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           Part II: Other Information

                     Grayson Bankshares, Inc and Subsidiary

--------------------------------------------------------------------------------


Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is subject.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)      Reports on 8-K None

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GRAYSON BANKSHARES, INC.


Date:  May 12, 2003                       By: /s/ Jacky K. Anderson
                                              -------------------------
                                              Jacky K. Anderson
                                              President and CEO


Date:  May 12, 2003                       By: /s/ Blake M. Edwards
                                              -------------------------
                                              Blake M. Edwards
                                              Chief Financial Officer

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


         Date:  May 12, 2003
                ------------
                                          /s/ Jacky K. Anderson
                                          --------------------------
                                          Jacky K. Anderson
                                          President and Chief Executive Officer

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


         Date:  May 12, 2003
                ------------
                                                /s/ Blake M. Edwards
                                                ---------------------------
                                                Blake M. Edwards
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.          Description

   99 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350