Form 10-Q
period 2003-06-30
GRAYSON BANKSHARES INC
filed 2003-08-14
CIK 883758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             There were 1,718,968 shares of Common Stock, par value
               $1.25 per share, outstanding as of August 11, 2003

                            GRAYSON BANKSHARES, INC.

                                      INDEX


PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets--June 30, 2003 and December 31, 2002                                       3

         Consolidated Statements of Income--Six Months Ended June 30, 2003 and
         June 30, 2002                                                                                          4

         Consolidated Statements of Income--Three Months Ended June 30, 2003 and
         June 30, 2002                                                                                          5

         Consolidated Statements of Stockholders' Equity--Six Months Ended June 30,
         2003 and Year Ended December 31, 2002                                                                  6

         Consolidated Statements of Cash Flows--Six Months Ended June 30, 2003
         and June 30, 2002                                                                                      7

         Notes to Consolidated Financial Statements                                                             8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                         10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                            12

Item 4.  Controls and Procedures                                                                               13

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     14

Item 2.  Changes in Securities and Use of Proceeds                                                             14

Item 3.  Defaults Upon Senior Securities                                                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                                                   14

Item 5.  Other Information                                                                                     14

Item 6.  Exhibits and Reports on Form 8-K                                                                      14

SIGNATURES                                                                                                     15


                          Part I. Financial Information

Item 1.  Financial Statements


                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002
--------------------------------------------------------------------------------

                                                                                    June 30,           December 31,
Assets                                                                               2003                 2002
                                                                                -----------------  -------------------
                                                                                   (Unaudited)            (Audited)
Cash and due from banks                                                         $     7,883,468    $     11,265,444
Interest-bearing deposits with banks                                                          -                   -
Federal funds sold                                                                   31,452,704          19,740,228
Investment securities available for sale                                             43,082,695          40,120,124
Investment securities held to maturity                                                2,478,388           3,906,401
Restricted equity securities                                                          1,081,750             845,450
Loans, net of allowance for loan losses of $2,185,010
  at June 30, 2003 and $2,189,028 at December 31, 2002                              160,261,408         154,190,005
Property and equipment, net                                                           5,384,014           4,126,234
Accrued income                                                                        2,158,936           1,798,906
Other assets                                                                          5,347,009           5,289,797
                                                                                ---------------    ----------------
                                                                                $   259,130,372    $    241,282,589
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                 $    23,464,041    $     22,950,583
Interest-bearing demand deposits                                                     18,014,577          18,079,169
Savings deposits                                                                     40,976,650          37,822,606
Large denomination time deposits                                                     35,324,131          35,232,988
Other time deposits                                                                  95,673,017          92,823,178
                                                                                ---------------    ----------------
     Total deposits                                                                 213,452,416         206,908,524

FHLB Advances                                                                        20,000,000          10,000,000

Accrued interest payable                                                                329,478             328,975
Other liabilities                                                                       479,968             815,573
                                                                                ---------------    ----------------
                                                                                    234,261,862         218,053,072

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2003 and 2002                                                       2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    21,313,692          19,967,611
Accumulated other comprehensive income (loss)                                           884,483             591,571
                                                                                ---------------    ----------------
                                                                                     24,868,510          23,229,517
                                                                                ---------------    ----------------
                                                                                $   259,130,372    $    241,282,589
                                                                                ===============    ================

See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                 For the Six Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        2003              2002
                                                                                    -------------    --------------
Interest income:                                                                     (Unaudited)       (Unaudited)
   Loans and fees on loans                                                          $   5,730,743    $    5,866,571
   Federal funds sold                                                                     140,682           116,604
   Investment securities:
     Taxable                                                                              862,264           841,610
     Exempt from federal income tax                                                       220,909           249,311
   Deposits with banks                                                                          -                 -
                                                                                    -------------    --------------
                                                                                        6,954,598         7,074,096

Interest expense:
   Deposits                                                                             2,770,793         3,143,529
   Interest on borrowings                                                                 243,851           210,034
                                                                                    -------------    --------------
                                                                                        3,014,644         3,353,563
         Net interest income                                                            3,939,954         3,720,533

Provision for loan losses                                                                 180,000           210,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          3,759,954         3,510,533
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                    201,292           160,986
   Other income                                                                         1,196,411           184,076
                                                                                    -------------    --------------
                                                                                        1,397,703           345,062
                                                                                    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                                       1,763,157         1,447,236
   Occupancy expense                                                                       70,803            58,984
   Equipment expense                                                                      210,305           207,160
   Other expense                                                                          664,759           579,897
                                                                                    -------------    --------------
                                                                                        2,709,024         2,293,277
         Income before income taxes                                                     2,448,633         1,562,318

Income tax expense                                                                        690,000           417,000
                                                                                    -------------    --------------
         Net income                                                                 $   1,758,633    $    1,145,318
                                                                                    =============    ==============

Basic earnings per share                                                            $        1.02    $          .67
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============

See Notes to Consolidated Financial Statements

                    Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------


                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                        2003              2002
                                                                                    -------------    --------------
Interest income:                                                                    (Unaudited)       (Unaudited)
   Loans and fees on loans                                                          $   2,915,509    $    2,926,605
   Federal funds sold                                                                      70,603            54,733
   Investment securities:
     Taxable                                                                              392,594           448,960
     Exempt from federal income tax                                                       106,112           142,672
   Deposits with banks                                                                          -                 -
                                                                                    -------------    --------------
                                                                                        3,484,818         3,572,970

Interest expense:
   Deposits                                                                             1,354,616         1,555,526
   Interest on borrowings                                                                 129,850           115,267
                                                                                    -------------    --------------
                                                                                        1,484,466         1,670,793
         Net interest income                                                            2,000,352         1,902,177

Provision for loan losses                                                                  90,000           105,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          1,910,352         1,797,177
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                    110,262            89,606
   Other income                                                                           183,106           110,319
                                                                                    -------------    --------------
                                                                                          293,368           199,925
                                                                                    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                                         922,715           758,429
   Occupancy expense                                                                       35,634            29,068
   Equipment expense                                                                      102,864           103,020
   Other expense                                                                          327,290           301,675
                                                                                    -------------    --------------
                                                                                        1,388,503         1,192,192
         Income before income taxes                                                       815,217           804,910

Income tax expense                                                                        203,000           218,000
                                                                                    -------------    --------------
         Net income                                                                 $     612,217    $      586,910
                                                                                    =============    ==============

Basic earnings per share                                                            $         .36    $          .34
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============


See Notes to Consolidated Financial Statements

                    Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
           For the Six Months Ended June 30, 2003 (unaudited) and the
                     Year Ended December 31, 2002 (audited)
--------------------------------------------------------------------------------


                                                                                                      Accumulated
                                          Common Stock                                                    Other
                                     ----------------------                             Retained      Comprehensive
                                     Shares          Amount       Surplus               Earnings      Income (Loss)        Total
                                     ------          ------       -------               --------      -------------        -----

Balance, December 31, 2001        1,718,968       $ 2,148,710   $  521,625          $  18,221,877     $     193,561   $  21,085,773


   Comprehensive income
   Net income                             -                 -            -              2,536,459                 -       2,536,459
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $202,495       -                 -            -                      -           398,010         398,010
                                                                                                                      --------------
     Total comprehensive income                                                                                           2,934,469

   Dividends paid
     ($.46 per share)                     -                 -            -               (790,725)                -        (790,725)

                                  ---------       -----------   ----------          -------------     -------------   -------------
Balance, December 31, 2002        1,718,968         2,148,710      521,625             19,967,611           591,571      23,229,517

    Comprehensive income
   Net income                             -                 -            -              1,758,633                 -       1,758,633
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $(94,480)      -                 -            -                      -           183,402         183,402
   Unrealized gain on interest
     rate swap agreement
     net of taxes of (56,415)              -                 -            -                      -           109,510         109,510
                                                                                                                      --------------
     Total comprehensive income                                                                                           2,051,545

   Dividends paid
       ($.24 per share)                   -                 -            -               (412,552)                -        (412,552)

Balance, June 30, 2003            1,718,968       $ 2,148,710   $  521,625          $  21,313,692     $     884,483   $  24,868,510
                                  =========       ===========   ==========          =============     =============   =============


See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                        2003              2002
                                                                                    -------------    --------------
                                                                                     (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $   1,758,633    $    1,145,318
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      180,000           177,000
       Provision for loan losses                                                          180,000           210,000
       Deferred income taxes                                                               69,000            26,000
       Net realized gains on securities                                                  (905,810)           (1,750)
       Accretion of discount on securities, net of
         amortization of premiums                                                         107,797            51,590
       Deferred compensation                                                                5,738             3,356
       Changes in assets and liabilities:
         Accrued income                                                                  (360,030)         (267,157)
         Other assets                                                                    (111,182)         (115,646)
         Accrued interest payable                                                             503            85,553
         Other liabilities                                                               (341,343)         (199,761)
                                                                                    -------------    --------------
           Net cash provided by operating activities                                      583,306         1,114,503
                                                                                    -------------    --------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                                  -                 -
   Net (increase) decrease in federal funds sold                                      (11,712,476)         (912,299)
   Purchases of investment securities                                                 (18,365,453)      (14,151,619)
   Sales of investment securities                                                      11,449,464                 -
   Maturities of investment securities                                                  6,457,326         3,137,772
   Purchases of restricted equity securities                                             (236,300)          (19,700)
   Net increase in loans                                                               (6,251,403)       (7,428,855)
   Purchases of bank-owned life insurance                                                       -        (4,000,000)
   Purchases of property and equipment, net of sales                                   (1,437,780)         (686,179)
                                                                                    -------------    --------------
           Net cash used in investing activities                                      (20,096,622)      (24,060,880)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                                           3,602,910         5,665,593
   Net increase in time deposits                                                        2,940,982         5,188,238
   Dividends paid                                                                        (412,552)         (378,173)
   Net increase (decrease) in other borrowings                                         10,000,000        10,000,000
                                                                                    -------------    --------------
           Net cash provided by financing activities                                   16,131,340        20,475,658
                                                                                    -------------    --------------
           Net increase (decrease) in cash and cash equivalents                        (3,381,976)       (2,470,719)

Cash and cash equivalents, beginning                                                   11,265,444         8,715,457
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $   7,883,468    $    6,244,738
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   3,014,141    $    3,268,010
                                                                                    =============    ==============
   Taxes paid                                                                       $     748,001    $      410,930
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


See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

Grayson Bankshares, Inc. (the "Company") was incorporated as a Virginia corporation on February 3, 1992 to acquire the stock of The Grayson National Bank (the "Bank"). The Bank was acquired by the Company on July 1, 1992.

The Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through six banking offices. As an FDIC insured, National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

The consolidated financial statements as of June 30, 2003 and for the periods ended June 30, 2003 and 2002 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2002, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank, which is wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2003 and 2002.

                                                   2003              2002
                                               -------------    --------------

Balance, beginning                             $   2,189,028    $    1,821,966
Provision charged to expense                         180,000           210,000
Recoveries of amounts charged off                     25,390            97,439
Amounts charged off                                 (209,408)         (188,593)
                                               -------------    --------------
Balance, ending                                $   2,185,010    $    1,940,812
                                               =============    ==============

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2003 and 2002 follows:

                                                   2003              2002
                                               -------------    --------------

Tax at statutory federal rate                  $     832,535    $      531,188
Tax exempt interest income                           (92,379)          (86,806)
Other tax exempt income                              (61,200)          (36,720)
Other                                                 11,044             9,338
                                               -------------    --------------
                                               $     690,000    $      417,000
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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2003 and 2002 is as follows:

                                                   2003              2002
                                               -------------    --------------

Commitments to extend credit                   $   7,724,747    $    5,942,424
Standby letters of credit                                  -                 -
                                               -------------    --------------
                                               $   7,724,747    $    5,942,424
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

                          Part I. Financial Information

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

Results of Operations

Total interest income decreased by $88,152 for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002, and interest expense on deposits and other borrowings decreased by $186,327 over the same period. This resulted in an increase in net interest income of $98,175 or 5.16%. The decreases in both interest income and expense came as a result of the general decreases in interest rates which have occurred over the past year.

Other income was up $93,443 in the second quarter of 2003 compared to the second quarter of 2002. This is a result of increases in mortgage origination fees generated by the recent refinancing volume.

The provision for credit losses was $90,000 for the quarter ended June 30, 2003 and $105,000 for the quarter ended June 30, 2002. Management believes the provision and the resulting allowance for loan losses are adequate.

Total other expenses increased by $196,311, or 16.47% for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. This is due primarily to increases in salaries and employee benefits which resulted from the hiring of additional personnel accompanied by increases in medical benefits and pension costs.

The increases in net interest income and other income, combined with the increase in other expenses, resulted in an increase in net income before taxes of $10,307, or 1.28% for the quarter ended June 30, 2003, compared to the same quarter in 2002. Income tax expense decreased slightly due to an increase in tax-exempt investments. As a result, net income increased by $25,307, or 4.31% to $612,217 for the second quarter of 2003 compared to $586,910 for the second quarter of 2002.

For the six months ended June 30, 2003, total interest income decreased by $119,498 compared to the six-month period ended June 30, 2002, while interest expense decreased by $338,919 over the same period. This resulted in an increase in net interest income of $219,421, or 5.90%. As stated above, the decreases in both interest income and expense came as a result of general decreases in interest rates.

Other income was up $1,052,641 for the six-month period ended June 30, 2003 compared to the same period in 2002. This is a result of increases in the cash value of bank-owned life insurance policies, which were purchased in 2002, as well as increases in mortgage-origination fees and securities gains resulting from the restructuring of a leveraging strategy that was implemented in the first quarter of 2002. Securities gains from this transaction totaled approximately $870,000.

Normal cost increases, combined with the aforementioned costs of salaries and benefits, resulted in an overall increase in other expenses of $415,747 for the first six months of 2003 compared to the first six months of 2002. Net income for the six-month period ended June 30, 2003 increased by $613,315, or 53.55% compared to the six-month period ended June 30, 2002. The significant increase in net income was due primarily to the securities gains noted above in the discussion of other income.

Financial Condition

Total assets increased by $17,847,783, or 7.40% from December 31, 2002 to June 30, 2003. Net loans increased by $6,071,403 and investment securities increased by $2,508,133.

Total deposits increased by $6,543,892, or 3.16% from December 31, 2002 to June 30, 2003. Federal Home Loan Bank advances increased by $10,000,000 over the same period as the Bank capitalized on the opportunity to lock in long-term, low fixed-rate borrowings. The Bank borrowed from the FHLB at a floating rate based on LIBOR and subsequently entered into a pay-fixed, receive-floating, interest rate swap agreement with a correspondent to fix the borrowing rate at 3.75% for ten years.

Shareholders' equity totaled $24,868,510 at June 30, 2003 compared to $23,229,517 at December 31, 2002. The $1,638,993 increase was the result of earnings for the six months combined with increases in the market values of securities that are classified as available for sale and interest rate swap areements, less the payment of dividends of $412,552.

 Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

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

                          Part I. Financial Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $558,000, or 6.21%, while a similar decrease in rates would result in an increase in net interest income of $470,000, or 5.22%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

                          Part I: Financial Information

Item 4:  Controls and Procedures

--------------------------------------------------------------------------------


As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could materially affect, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out this evaluation.

                           Part II. Other Information

Item 1.  Legal Proceedings

         There are no matters pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is subject.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on April 8, 2003, the shareholders of the Company voted upon the following matters with the following results:

         (1) The election of the following persons as directors of the Company to serve until the third annual meeting following their election and therefore until their successors have been elected and have qualified:

                           Name                 Votes For        Votes Withheld
                           ----                 ---------        --------------

                  Dennis B. Gambill             1,430,945                 5,792
                  Jack E. Guynn, Jr.            1,430,677                 6,060
                  Charles T. Sturgill           1,430,777                 5,960

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                    31.1 Certification  of Chief Executive  Officer  Pursuant to
                         Rule 13a-14(a) of the Securities Exchange Act of 1934.

                    31.2 Certification  of Chief Financial  Officer  Pursuant to
                         Rule 13a-14(a) of the Securities Exchange Act of 1934.

                    32   Statement   of  Chief   Executive   Officer  and  Chief
                         Financial Officer Pursuant to 18 U.S.C. Section 1350.

         (b)     Reports on 8-K

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRAYSON BANKSHARES, INC.



Date:  August 14, 2003           By:      /s/ Jacky K. Anderson
                                    ------------------------------------------
                                          Jacky K. Anderson
                                          President and Chief Executive Officer



                                 By:       /s/ Blake M. Edwards
                                    ------------------------------------------
                                           Blake M. Edwards
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

   31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

   31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

   32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.