Form 10-Q/A
period 2003-06-30
GRAYSON BANKSHARES INC
filed 2003-08-22
CIK 883758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[   ] Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number:  0-30535

GRAYSON BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1647596 (I.R.S. Employer Identification No.)
113 West Main Street Independence, Virginia (Address of Principal Executive Offices)	24348 (Zip Code)

(276) 773-2811

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  X

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 1,718,968 shares of Common Stock, par value

$1.25 per share, outstanding as of August 11, 2003

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

*Previously filed.

**Correct exhibit filed herewith.

(b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYSON BANKSHARES, INC.

Date:  August 22, 2003

By: /s/Blake M. Edwards

Blake M. Edwards

Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

Description

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

*Previously filed.

**Correct exhibit filed herewith.