Form 10-Q
period 2003-09-30
GRAYSON BANKSHARES INC
filed 2003-11-14
CIK 883758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


         Indicate by check mark whether the  registrant is an  accelerated filer
(as defined in Rule 12b-2 of the Exchange  Act).  Yes _____    No  __X__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   1,718,968 shares of Common Stock, par value
             $1.25 per share, outstanding as of September 30, 2003.

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--September 30, 2003
          and December 31, 2002................................................3

         Consolidated Statements of Income--Nine Months Ended
          September 30, 2003 and September 30, 2002............................4

         Consolidated Statements of Income--Three Months Ended
          September 30, 2003 and September 30, 2002........................... 5

         Consolidated Statements of Stockholders' Equity--Nine Months
          Ended September 30, 2003 and Year Ended December 31, 2002............6

         Consolidated  Statements of Cash Flows--Nine Months
          Ended September 30, 2003 and September 30, 2002......................7

         Notes to Consolidated Financial Statements............................8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........12

Item 4.  Controls and Procedures..............................................13

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities and Use of Proceeds............................14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

Signatures

                          Part I: Financial Information

Item 1:  Financial Statements


                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002
--------------------------------------------------------------------------------

                                                                                 September 30,           December 31,
Assets                                                                               2003                   2002
                                                                                ---------------         -------------
                                                                                   (Unaudited)            (Audited)
Cash and due from banks                                                         $     7,883,540    $     11,265,444
Interest-bearing deposits with banks                                                          -                   -
Federal funds sold                                                                   15,133,523          19,740,228
Investment securities available for sale                                             43,538,905          40,120,124
Investment securities held to maturity                                                3,654,496           3,906,401
Restricted equity securities                                                          1,081,750             845,450
Loans, net of allowance for loan losses of $2,285,891
  at September 30, 2003 and $2,189,028 at December 31, 2002                         170,838,251         154,190,005
Property and equipment, net                                                           5,741,235           4,126,234
Accrued income                                                                        2,136,513           1,798,906
Other assets                                                                          5,710,323           5,289,797
                                                                                ---------------    ----------------
                                                                                $   255,718,536    $    241,282,589
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                 $    25,756,970    $     22,950,583
Interest-bearing demand deposits                                                     19,224,939          18,079,169
Savings deposits                                                                     44,243,200          37,822,606
Large denomination time deposits                                                     35,798,324          35,232,988
Other time deposits                                                                  94,015,367          92,823,178
                                                                                ---------------    ----------------
     Total deposits                                                                 219,038,800         206,908,524

FHLB Advances                                                                        10,000,000          10,000,000

Accrued interest payable                                                                722,775             328,975
Other liabilities                                                                       972,750             815,573
                                                                                ---------------    ----------------
                                                                                    230,734,325         218,053,072
                                                                                ---------------    ----------------

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2003 and 2002                                                       2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    22,007,401          19,967,611
Accumulated other comprehensive income                                                  306,475             591,571
                                                                                ---------------    ----------------
                                                                                     24,984,211          23,229,517
                                                                                ---------------    ----------------
                                                                                $   255,718,536    $    241,282,589
                                                                                ===============    ================

                 See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Nine Months ended September 30, 2003 and 2002
--------------------------------------------------------------------------------


                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                        2003              2002
                                                                                    -------------    --------------
Interest income:                                                                     (Unaudited)      (Unaudited)
   Loans and fees on loans                                                          $   8,709,969    $    8,925,294
   Federal funds sold                                                                     209,948           175,994
   Investment securities:
     Taxable                                                                            1,190,450         1,349,497
     Exempt from federal income tax                                                       335,368           321,355
   Deposits with banks                                                                          -                 -
                                                                                    -------------    --------------
                                                                                       10,445,735        10,772,140
                                                                                    -------------    --------------

Interest expense:
   Deposits                                                                             4,003,272         4,686,115
   Interest on borrowings                                                                 392,824           326,568
                                                                                    -------------    --------------
                                                                                        4,396,096         5,012,683
                                                                                    -------------    --------------
         Net interest income                                                            6,049,639         5,759,457

Provision for loan losses                                                                 290,000           315,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          5,759,639         5,444,457
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                    313,171           253,107
   Other income                                                                         1,895,785           310,477
                                                                                    -------------    --------------
                                                                                        2,208,956           563,584
                                                                                    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                                       2,725,329         2,207,522
   Occupancy expense                                                                      111,880            90,912
   Equipment expense                                                                      352,911           321,456
   Other expense                                                                        1,072,857           897,981
                                                                                    -------------    --------------
                                                                                        4,262,977         3,517,871
                                                                                    -------------    --------------
         Income before income taxes                                                     3,705,618         2,490,170

Income tax expense                                                                      1,047,000           666,000
                                                                                    -------------    --------------
         Net income                                                                 $   2,658,618    $    1,824,170
                                                                                    =============    ==============

Basic earnings per share                                                            $        1.55    $         1.06
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============


See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
             For the Three Months ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                        2003              2002
                                                                                    -------------    --------------
Interest income:                                                                     (Unaudited)       (Unaudited)
   Loans and fees on loans                                                          $   2,979,226    $    3,058,723
   Federal funds sold                                                                      69,266            59,390
   Investment securities:
     Taxable                                                                              328,186           507,887
     Exempt from federal income tax                                                       114,459            72,044
   Deposits with banks                                                                          -                 -
                                                                                    -------------    --------------
                                                                                        3,491,137         3,698,044
                                                                                    -------------    --------------

Interest expense:
   Deposits                                                                             1,232,479         1,542,586
   Interest on borrowings                                                                 148,973           116,534
                                                                                    -------------    --------------
                                                                                        1,381,452         1,659,120
                                                                                    -------------    --------------
         Net interest income                                                            2,109,685         2,038,924

Provision for loan losses                                                                 110,000           105,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          1,999,685         1,933,924
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                    111,879            92,121
   Other income                                                                           699,374           126,401
                                                                                    -------------    --------------
                                                                                          811,253           218,522
                                                                                    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                                         962,172           760,286
   Occupancy expense                                                                       41,077            31,928
   Equipment expense                                                                      142,606           114,296
   Other expense                                                                          408,098           318,084
                                                                                    -------------    --------------
                                                                                        1,553,953         1,224,594
                                                                                    -------------    --------------
         Income before income taxes                                                     1,256,985           927,852

Income tax expense                                                                        357,000           249,000
                                                                                    -------------    --------------
         Net income                                                                 $     899,985    $      678,852
                                                                                    =============    ==============

Basic earnings per share                                                            $         .52    $          .39
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============

See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
            For the Nine Months ended September 30, 2003 (unaudited)
                and the Year ended December 31, 2002 (audited)
--------------------------------------------------------------------------------

                                                                                      Accumulated
                                      Common Stock                                       Other
                                      ------------                        Retained   Comprehensive
                                   Shares       Amount       Surplus      Earnings    Income (Loss)       Total
                                   ------       ------       -------      --------    -------------       -----

Balance, December 31, 2001        1,718,968  $ 2,148,710   $  521,625  $  18,221,877  $     193,561  $   21,085,773

   Comprehensive income
   Net income                             -            -            -      2,536,459              -       2,536,459
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $202,495       -            -            -              -        398,010         398,010
                                                                                                     --------------
     Total comprehensive income                                                                           2,934,469

   Dividends paid
     ($.46 per share)                     -            -            -       (790,725)             -        (790,725)

                                  ---------   ----------   ---------   -------------  -------------  --------------
Balance, December 31, 2002        1,718,968    2,148,710      521,625     19,967,611        591,571      23,229,517

   Comprehensive income
   Net income                             -            -            -      2,658,618              -       2,658,618
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $(146,868)     -            -            -              -       (285,096)       (285,096)
                                                                                                     --------------
     Total comprehensive income                                                                           2,373,522

   Dividends paid
       ($.36 per share)                   -            -            -       (618,828)             -        (618,828)
                                  ---------   ----------   ---------   -------------  -------------  --------------
Balance, September 30, 2003       1,718,968   $2,148,710   $ 521,625   $  22,007,401  $     306,475  $   24,984,211
                                 ==========   ==========   ==========  =============  =============  ==============

See Notes to Consolidated Financial Statements

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        2003              2002
                                                                                    -------------    --------------
                                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $   2,658,618    $    1,824,170
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      285,000           277,500
       Provision for loan losses                                                          290,000           315,000
       Deferred income taxes                                                               (4,000)          (52,000)
       Net realized gains on securities                                                  (905,810)           (1,750)
       Accretion of discount on securities, net of
         amortization of premiums                                                         181,545            84,946
       Deferred compensation                                                                7,891             4,318
       Changes in assets and liabilities:
         Accrued income                                                                  (337,607)         (232,558)
         Other assets                                                                    (269,658)         (156,638)
         Accrued interest payable                                                         393,800           484,382
         Other liabilities                                                                149,286          (174,747)
                                                                                    -------------    --------------
           Net cash provided by operating activities                                    2,449,065         2,372,623
                                                                                    -------------    --------------

Cash flows from investing activities:
   (Increase) decrease in interest-bearing deposits with banks                                  -                 -
   Net (increase) decrease in federal funds sold                                        4,606,705          (513,354)
   Purchases of investment securities                                                 (22,817,973)      (16,561,165)
   Sales of investment securities                                                      11,449,464                 -
   Maturities of investment securities                                                  8,493,934         5,682,453
   Purchases of restricted equity securities                                             (236,300)          (19,700)
   Net increase in loans                                                              (16,938,246)      (12,560,104)
   Purchases of bank-owned life insurance                                                       -        (4,000,000)
   Purchases of property and equipment, net of sales                                   (1,900,001)         (979,353)
                                                                                    -------------    --------------
           Net cash used in investing activities                                      (17,342,417)      (28,951,223)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                                          10,372,751         9,204,290
   Net increase in time deposits                                                        1,757,525        10,047,716
   Dividends paid                                                                        (618,828)         (378,173)
   Net increase (decrease) in other borrowings                                                  -        10,000,000
                                                                                    -------------    --------------
           Net cash provided by financing activities                                   11,511,448        28,873,833
                                                                                    -------------    --------------
           Net increase (decrease) in cash and cash equivalents                        (3,381,904)        2,295,233

Cash and cash equivalents, beginning                                                   11,265,444         8,715,457
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $   7,883,540    $   11,010,690
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   4,002,296    $    4,528,301
                                                                                    =============    ==============
   Taxes paid                                                                       $   1,129,001    $      731,219
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

The Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through seven banking offices. As an FDIC insured, National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Federal Reserve.

The consolidated financial statements as of September 30, 2003 and for the periods ended September 30, 2003 and 2002 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2002, included in the Company's Form 10-K for the fiscal year ended December 31, 2002.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2003 and 2002.

                                            2003              2002
                                        -------------    --------------

Balance, beginning                      $   2,189,028    $    1,821,966
Provision charged to expense                  290,000           315,000
Recoveries of amounts charged off              38,300           175,610
Amounts charged off                          (231,437)         (228,370)
                                        -------------    --------------
Balance, ending                         $   2,285,891    $    2,084,206
                                        =============    ==============

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2003 and 2002 follows:

                                            2003              2002
                                        -------------    --------------

Tax at statutory federal rate           $   1,259,910    $      846,658
Tax exempt interest income                   (139,328)         (109,261)
Other tax exempt income                       (96,900)          (54,400)
Other                                          23,318           (16,997)
                                        -------------    --------------
                                        $   1,047,000    $      666,000
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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 2003 and 2002 is as follows:

                                            2003              2002
                                        -------------    --------------

Commitments to extend credit            $   9,209,224    $    6,222,286
Standby letters of credit                           -                 -
                                        -------------    --------------
                                        $   9,209,224    $    6,222,286
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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances that the Bank deems necessary.

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

Results of Operations

Total interest income decreased by $206,907 for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002, and interest expense on deposits and other borrowings decreased by $277,668 over the same period. This resulted in an increase in net interest income of $70,761 or 3.47%. The decreases in both interest income and expense came as a result of the general decreases in interest rates which have occurred over the past year. Interest income on investment securities also decreased as a result of management's strategy to shorten the overall duration of the investment portfolio during the current low-rate environment.

Other income was up $572,973 in the third quarter of 2003 compared to the third quarter of 2002. This is a result of increases in mortgage origination fees generated by the recent refinancing volume, alone with a one-time gain of approximately $500,000 on the termination of a pay-fixed, receive-floating, interest rate swap agreement.

The provision for credit losses was $110,000 for the quarter ended September 30, 2003 and $105,000 for the quarter ended September 30, 2002. Management believes the provision and the resulting allowance for loan losses are adequate.

Total other expenses increased by $329,359, or 26.90% for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. This is due primarily to increases in personnel costs, as well as other expenses associated with the opening of a new branch banking facility during the quarter.

The increases in net interest income and other income combined with the increase in other expense, resulted in an increase in net income before taxes of $329,133, or 35.47% for the quarter ended September 30, 2003, compared to the same quarter in 2002. Income tax expense increased to $357,000, resulting in an increase in net income of $221,133, or 32.57% to $899,985 for the third quarter of 2003 compared to $678,852 for the third quarter of 2002.

For the nine months ended September 30, 2003, total interest income decreased by $326,405 compared to the nine-month period ended September 30, 2002, while interest expense decreased by $616,587 over the same period. This resulted in an increase in net interest income of $290,182, or 5.04%. As stated above, the decreases in both interest income and expense came as a result of general decreases in interest rates.

Other income was up $1,585,308 for the nine-month period ended September 30, 2003 compared to the same period in 2002. The majority of this increase came in the form of securities gains resulting from the restructuring of a leveraging strategy that was implemented in the first quarter of 2002. Securities gains from this transaction totaled approximately $870,000. Other income was also impacted by a one-time gain of approximately $500,000 on the termination of an interest rate swap agreement, as discussed above in the quarterly comparisons. The remaining increase came as a result of increases in the cash value of bank-owned life insurance policies, which were purchased in 2002, as well as increases in mortgage-origination fees.

Normal cost increases, combined with the aforementioned costs of salaries, benefits, and branching activities, resulted in an overall increase in other expenses of $745,106 for the first nine months of 2003 compared to the first nine months of 2002. Net income for the nine-month period ended September 30, 2003 increased by $834,448, or 45.74% compared to the nine-month period ended September 30, 2002. The significant increase in net income was due primarily to the securities gains and other items noted above in the discussion of other income.

Financial Condition

Total assets increased by $14,435,947, or 5.98% from December 31, 2002 to September 30, 2003. Net loans increased by $16,648,246 and investment securities increased by $3,166,876.

Total deposits increased by $12,130,276, or 5.86% from December 31, 2002 to September 30, 2003. Federal Home Loan Bank advances were unchanged at September 30, 2003, compared to December 31, 2002 as new advances taken in the second quarter of 2003 were repaid in the third quarter in conjunction with the termination of an underlying interest rate swap agreement.

Shareholders' equity totaled $24,984,211 at September 30, 2003 compared to $23,229,517 at December 31, 2002. The $1,754,694 increase was the result of earnings for the nine months less decreases in the market value of securities that are classified as available for sale and the payment of dividends of $618,828.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $601,747, or 6.65%, while a similar decrease in rates would result in an increase in net interest income of $510,165, or 5.64%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

                          Part I: Financial Information

Item 4:  Controls and Procedures

--------------------------------------------------------------------------------


As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                           Part II: Other Information

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                    31.1 Rule 13a-14(a) Certification of President and Chief Executive Officer.

                    31.2   Rule 13a-14(a) Certification of Chief Financial
                           Officer.

                    32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

         (b)      Reports on 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GRAYSON BANKSHARES, INC.



Date:  November 14, 2003          By:    /s/ Jacky K. Anderson
                                        ----------------------------------------
                                           Jacky K. Anderson
                                           President and Chief Executive Officer




                                  By:    /s/ Blake M. Edwards
                                        ----------------------------------------
                                           Blake M. Edwards
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.     Description

    31.1        Rule 13a-14(a) Certification  of President  and Chief  Executive
                Officer.

    31.2        Rule 13a-14(a) Certification of Chief Financial Officer.

    32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.