Form 10-K
period 2003-12-31
GRAYSON BANKSHARES INC
filed 2004-03-30
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003

                         COMMISSION FILE NUMBER. 0-30535

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

                                 (276) 773-2811
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------

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


       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $49,843,920

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,718,968 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the 2003 Annual Report to Shareholders are incorporated by reference into Part II hereof, and portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into
Part III hereof.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                             Page
                                                                                                             ----
ITEM 1.       Business..............................................................................          3

ITEM 2.       Properties............................................................................          7

ITEM 3.       Legal Proceedings.....................................................................          8

ITEM 4.       Submission of Matters to a Vote of Security Holders...................................          8

                                                       PART II

ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters.................          9

ITEM 6.       Selected Financial Data...............................................................         10

ITEM 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................................         11

ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk............................         25

ITEM 8.       Financial Statements and Supplementary Data...........................................         27

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure................................................................         27

ITEM 9A.      Controls and Procedures...............................................................         27

                                                      PART III

ITEM 10.      Directors and Executive Officers of the Registrant....................................         27

ITEM 11.      Executive Compensation................................................................         27

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management........................         28

ITEM 13.      Certain Relationships and Related Transactions........................................         28

ITEM 14.      Principal Accounting Fees and Services................................................         28

ITEM 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................         28

                                     PART I

Item 1.           Business

General

         Grayson Bankshares, Inc. (the "Company") was incorporated as a Virginia corporation on February 3, 1992 to acquire 100% of the stock of The Grayson National Bank (the "Bank"). The Bank was acquired by the Company on July 1, 1992. The Grayson National Bank was founded in 1900 and currently serves Grayson County and surrounding areas through seven banking offices located in the town of Independence, the localities of Elk Creek and Troutdale, the City of Galax, and Carroll County, Virginia, and the Town of Sparta, North Carolina.

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

Lending Activities

         The Bank's lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 74.35% of the interest earning assets of the Bank at December 31, 2003 and has historically produced the highest interest rate spread above the cost of funds. The Bank's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank President and all loan officers. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank's loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

         The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2003, the Bank had 47.12% of the loan portfolio in single and multi-family housing, 17.88% in non-farm, non-residential real estate loans, 8.75% in farm related real estate loans and 8.14% in real estate construction loans.

         The Bank's loan portfolio includes commercial and agricultural production loans totaling 10.22% of the portfolio at year-end 2003. Consumer loans make up approximately 7.89% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank's customer base.

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

Investments

         The Bank invests a portion of its assets in U.S. Treasury and U.S. Government corporation and agency obligations, state, county and municipal obligations, and equity securities. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loan demand or to offset fluctuations in deposits. For additional information relating to investments, see "Note 3 to Consolidated Financial Statements."

Deposit Activities

         Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 83.23% of the Bank's total deposits at December 31, 2003. Certificates of deposit in denominations of $100,000 or more represented the remaining 16.77% of deposits at year-end.

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

         Currently, in Grayson County the Company competes with only two other commercial banks, which operate a total of three branch banking facilities. As of June 30, 2003, the Company held 83.66% of the deposits in Grayson County. In the City of Galax the Company competes with five other commercial banks. Since opening in May of 1996 we have captured a market share of 19.08% of deposits to become the third largest holder of deposits in the market. Mountain National Bank leads the market with 31.05% of deposits as of June 30, 2003.

Employees

         At December 31, 2003, the Company had 84 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

         The Bank is a national bank and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The Bank is also subject to regulation, supervision and examination by the FDIC. Federal law also governs the activities in which the Bank may engage, the investments it may make and limits the aggregate amount of loans that may be granted to one borrower to 15% of the bank's capital and surplus. Various consumer and compliance laws and regulations also affect the Bank's operations.

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

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Under this system, depository institutions are charged anywhere from zero to $.27 for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory subgroup assignment. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. The BIF reached its required 1.25 reserve ratio in 1995, and in response the FDIC reduced deposit insurance assessment rates on BIF-insured deposits to historically low levels. However, due to legislation enacted in 1996, which requires that both Savings Association Insurance Fund ("SAIF")-insured deposits and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC has imposed additional assessments on BIF-insured deposits.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank's deposit insurance.

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

         The risk-based capital standards of the OCC and the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The OCC and the Federal Reserve also have recently issued additional capital guidelines for bank holding companies that engage in certain trading activities. The Bank presently maintains sufficient capital to remain in compliance with these capital requirements.

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

Item 2.           Properties

        The Company and the Bank are headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank owns and operates branches at the following locations:

                                                                 BANKING
                              LOCATION/                          FUNCTIONS
NAME OF OFFICE                TELEPHONE NUMBER                   OFFERED

Main Office                   113 West Main Street               Full Service
                              Independence, Virginia 24348
                              (276) 773-2811

East Independence Office      802 East Main Street               Full Service
                              Independence, Virginia 24348       24 Hour Teller
                              (276) 773-2811

Elk Creek Office              60 Comers Rock Road                Full Service
                              Elk Creek, Virginia 24326
                              (276) 655-4011

Troutdale Office              101 Ripshin Road                   Full Service
                              Troutdale, Virginia 24378
                              (276) 677-3722

Galax Office                  209 West Grayson Street            Full Service

                              Galax, Virginia 24333              24 Hour Teller
                              (276) 238-2411

Carroll Office                8417 Carrollton Pike               Full Service
                              Galax, Virginia 24333              24 Hour Teller
                              (276) 238-8112

Sparta Office                 98 South Grayson Street            Full Service
                              Sparta, North Carolina 28675       24 Hour Teller
                              (336) 372-2811

         The Bank currently has one full-service branch banking facility under construction at 419 South Main Street, Hillsville, Virginia. We anticipate completion of this facility in September 2004. When the East Independence Office was relocated from 558 East Main Street to the new facility at 802 East Main Street, the vacated facility was renovated and converted into a conference center. The conference center is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank also owns a vacant lot near the main office in Independence, Virginia. This property is being held as a potential building site for an operations center.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II


Item 5.           Market for  Registrant's Common Equity and Related Stockholder
                  Matters

         The Company's Common Stock is neither listed on any stock exchange nor quoted on any market and trades infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2001 to December 31, 2003, the selling price of shares of Common Stock ranged from $22.00 to $71.00. There may, however, have been other transactions at other prices not known to the Company.

                           Market Price and Dividends

                                     Sales Price ($) (1)      Dividends ($) (1)
                                     -------------------      -----------------
                                     High            Low
                                     ----            ---
2001:
     1st quarter.................    32.00          32.00         .00
     2nd quarter.................    32.00          30.00         .20
     3rd quarter.................    71.00          22.00         .00
     4th quarter.................    30.00          29.00         .21

2002:
     1st quarter.................    29.00          26.00         .00
     2nd quarter.................    27.00          24.00         .22
     3rd quarter.................    32.00          29.00         .00
     4th quarter.................    32.00          27.00         .24

2003:

     1st quarter.................    32.00          24.00         .12
     2nd quarter.................    30.00          30.00         .12
     3rd quarter.................    32.00          30.00         .12
     4th quarter.................    32.00          29.00         .64

         As of December 31, 2003, there were approximately 690 record holders of Common Stock.

         For additional information with respect to the payment of dividends, see "Item 1. Business -- Government Supervision and Regulation -- Payment of Dividends" above.

Item 6.           Selected Financial Data

                                              2003           2002           2001            2000           1999
                                          -----------     -----------    -----------    -----------     -----------
                                                        (in thousands of dollars, except per share data)
Summary of Operations

   Interest income                        $    13,842     $    14,280    $    13,717    $    13,153     $    11,655
   Interest expense                             5,637           6,640          7,204          6,785           5,921
                                          -----------     -----------    -----------    -----------     -----------
         Net interest income                    8,205           7,640          6,513          6,368           5,734
   Provision for credit losses                    410             441            280            280             300
   Other income                                 2,662           1,021            589            435             347
   Other expense                                5,812           4,720          4,092          3,772           3,371
   Income taxes                                 1,306             964            790            687             466
                                          -----------     -----------    -----------    -----------     -----------
         Net income                       $     3,339     $     2,536    $     1,940    $     2,064     $     1,944
                                          ===========     ===========    ===========    ===========     ===========

Per Share Data(1)

   Net income                             $      1.94     $      1.48    $      1.13    $      1.20     $      1.13
   Cash dividends declared                       1.00             .46            .41            .37             .33
   Book value                                   14.31           13.51          12.27          11.42           10.41
   Estimated market value(2)                    32.00           32.00          29.00          32.00           32.00

Year-end Balance Sheet Summary

   Loans, net                             $   176,155     $   154,190    $   140,898    $   133,072     $   121,498
   Investment securities                       46,282          44,872         33,452         28,766          29,430
   Total assets                               263,865         241,283        201,469        180,318         170,335
   Deposits                                   228,219         206,909        179,323        159,590         151,620
   Stockholders' equity                        24,601          23,230         21,086         19,638          17,890

Selected Ratios

   Return on average assets                     1.32%           1.13%          1.02%          1.18%           1.18%
   Return on average equity                    13.66%          11.40%          9.44%         10.95%          11.05%
   Average equity to average assets             9.66%           9.88%         10.85%         10.75%          10.69%

---------------

         (1) Adjusted for the effects of a two for one stock split in 1999.
         (2) Provided at the trade date nearest year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management's Discussion and Analysis is provided to assist in the understanding and evaluation of Grayson Bankshares, Inc.'s financial condition and its results of operations. The following discussion should be read in conjunction with the Company's consolidated financial statements.

Grayson   Bankshares,   Inc.  (the  Company)  was  incorporated  as  a  Virginia
corporation on February 3, 1992 to acquire the stock of The Grayson National Bank (the Bank). The Bank was acquired by the Company on July 1, 1992. The Grayson National Bank was founded in 1900 and currently serves Grayson County and surrounding areas through seven banking offices located in the town of Independence, the localities of Elk Creek and Troutdale, the City of Galax and Carroll County, Virginia, and the town of Sparta, North Carolina.

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

The earnings position of the Company remains strong. Grayson Bankshares, Inc. experienced net earnings of $3,338,559 for 2003 compared to $2,536,459 for 2002, and $1,939,900 in 2001. Dividends paid to stockholders increased to $1.00 per share for 2003 compared to $.46 per share for 2002.

The total assets of Grayson Bankshares, Inc. grew to $263,864,928 from $241,282,589, a 9.36% increase, continuing our strategy to grow the Company. Average equity to average assets indicates that the Company has a strong capital position with a ratio of 9.66% during 2003.

Critical Accounting Policies

The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003 contain a summary of its significant accounting policies. Management believes the Company's policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statements of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

The allowance for loan losses has three basic components: (i) the formula allowance, (ii) the specific allowance, and (iii) the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less that the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Accounting for intangible assets is as prescribed by SFAS 142, Goodwill and Other Intangible Assets. The Company accounts for recognized intangible assets based on their estimated useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with an indefinite useful life are not amortized.

Estimated useful lives of intangible assets are based on an analysis of pertinent factors, including (as applicable):

       *  the expected use of the asset;
       * the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate;
       * any legal, regulatory, or contractual provision that may limit the useful life;
       * any legal, regulatory, or contractual provisions that enable renewal or extension of the asset's legal or contractual life without substantial cost;
       * the effects of obsolescence, demand, competition, and other economic factors; and
       * the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

Straight-line amortization is used to expense recognized amortizable intangible assets since a method that more closely reflects the pattern in which the economic benefits of the intangible assets are consumed cannot reliably be determined. Intangible assets are not written off in the period of acquisition unless they become impaired during that period.

The Company evaluates the remaining useful life of each intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset shall be amortized prospectively of that revised remaining useful life.

If an intangible asset that is being amortized is subsequently determined to have an indefinite useful life, the asset will be tested for impairment. That intangible asset will no longer be amortized and will be accounted for in the same manner as intangible assets that are not subject to amortization.

Intangible assets that are not subject to amortization are reviewed for impairment in accordance with SFAS 121 and tested annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible assets becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is not allowed.

Table 1.  Net Interest Income and Average Balances (dollars in thousands)
--------------------------------------------------------------------------------

                                                  2003                            2002                               2001
                                     -----------------------------    -----------------------------    -----------------------------
                                                Interest                         Interest                          Interest
                                     Average     Income/    Yield/     Average    Income/    Yield/    Average     Income/   Yield/
                                     Balance     Expense     Cost      Balance    Expense     Cost     Balance     Expense    Cost
                                     -------     -------     ----      -------    -------     ----     -------     -------    ----

Interest earning assets:
Federal funds sold                   $ 23,878     $  246      1.03%    $ 15,322   $   239      1.56%   $  9,246    $    336    3.63%
Investment securities                  45,015      2,000      4.44%      41,901     2,242      5.35%     29,472       1,621    5.50%
Loans                                 165,058     11,596      7.03%     150,992    11,799      7.81%    139,486      11,760    8.43%
                                     --------     ------      ----     --------   -------      ----    --------    --------    ----
     Total                            233,951     13,842                208,215    14,280               178,204      13,717
                                     --------     ------               --------   -------              --------    --------
     Yield on average
       interest-earning assets                                5.92%                            6.86%                           7.70%
                                                              ----                             ----                            ----
Non interest-earning assets:
Cash and due from banks                 7,955                             8,233                           7,082
Premises and equipment                  5,283                             3,392                           2,809
Interest receivable and other           7,348                             6,667                           2,819
Allowance for loan losses              (2,245)                           (1,941)                         (1,798)
Unrealized gain/(loss) on securities      856                               542                             272
                                     --------                          --------                        --------
     Total                             19,197                            16,893                          11,184
                                     --------                          --------                        --------
     Total assets                    $253,148                          $225,108                        $189,388
                                     ========                          ========                        ========
Interest-bearing liabilities:
Demand deposits                      $ 18,277        221      1.21%    $ 16,950       338      1.99%   $ 14,189         351    2.47%
Savings deposits                       42,380        717      1.69%      35,411       857      2.42%     29,786         921    3.09%
Time deposits                         130,303      4,185      3.21%     118,820     5,003      4.21%    104,685       5,932    5.67%
Borrowings                             12,548        514      4.09%       9,556       442      4.63%          -           -    0.00%
                                     --------     ------      ----     --------   -------      ----    --------    --------    ----
     Total                            203,508      5,637                180,737     6,640               148,660       7,204
                                     --------     ------               --------   -------              --------    --------
     Cost on average
       interest-bearing liabilities                           2.77%                            3.67%                           4.85%
                                                              ====                             ====                            ====

Non interest-bearing
 liabilities:
Demand deposits                        23,671                            20,644                          18,721
Interest payable and other              1,522                             1,484                           1,462
                                     --------                          --------                        --------
     Total                             25,193                            22,128                          20,183
                                     --------                          --------                        --------
     Total liabilities                228,701                           202,865                         168,843
                                     --------                          --------                        --------
Stockholder's equity:                  24,447                            22,243                          20,545
     Total liabilities and
       stockholder's equity          $253,148                          $225,108                        $189,388
                                     ========                          ========                        ========

     Net interest income                         $ 8,205                          $ 7,640                           $ 6,513
                                                 =======                          =======                           =======

     Net yield on
       interest-earning assets                                3.66%                            3.67%                           3.65%
                                                              ====                             ====                            ====

--------------------------------------------------------------------------------

Table 2.  Rate/Volume Variance Analysis (dollars in thousands)
================================================================================

                                        2003 Compared to 2002                   2002 Compared to 2001
                                  ----------------------------------      ---------------------------------
                                  Interest           Variance              Interest          Variance
                                   Income/        Attributable To           Income/        Attributable To
                                   Expense                                  Expense
                                  Variance       Rate        Volume        Variance       Rate        Volume
                                  --------       ----        ------        --------       ----        ------

Interest-earning assets:
  Federal funds sold                 $     7      $   (98)    $   105         $   (97)      $ (249)      $ 152
  Investment securities                 (242)        (400)        158             621          (45)        666
  Loans                                 (203)      (1,235)      1,032              39         (898)        937
                                     -------      -------     -------         -------       ------       -----
Total                                   (438)      (1,733)      1,295             563       (1,192)      1,755
                                     -------      -------     -------         -------       ------       -----

Interest-bearing liabilities:
  Demand deposits                       (117)        (140)         23             (13)         (75)         62
  Savings deposits                      (140)        (289)        149             (64)        (220)        156
  Time deposits                         (818)      (1,269)        451            (929)      (1,663)        734
  Long-term borrowings                    72           51          21             442            -         442
                                     -------      -------     -------         -------       ------       -----
Total                                 (1,003)      (1,647)        644            (564)      (1,958)      1,394
                                     -------      -------     -------         -------       ------       -----
    Net interest income              $   565      $   (86)    $   651         $ 1,127       $  766       $ 361
                                     =======      =======     =======         =======       ======       =====

--------------------------------------------------------------------------------

Net Interest Income

Net interest income, the principal source of Company earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Table 1 summarizes the major components of net interest income for the past three years and also provides yields and average balances.

Total interest income in 2003 decreased by 3.07% to $13.84 million from $14.28 million in 2002 after an increase from $13.72 in 2001. The decrease in total interest income in 2003 was due to a 94 basis point decrease in yield on interest-earning assets which offset the $25.74 million increase in the average balance of interest-earning assets. The increase in total interest income in 2002 was the result of a $30.01 million dollar increase in average interest-earning assets, which was partially offset by an 84 basis point decrease in yields on interest-earning assets. Total interest expense decreased by approximately $1,003,000 in 2003 and $564,000 in 2002. The decreases each year were the result of decreases in the average rate paid for interest-bearing liabilities of 0.90% and 1.18% for 2003 and 2002 respectively. The effects of changes in volumes and rates on net interest income in 2003 compared to 2002, and 2002 compared to 2001 are shown in Table 2.

Despite the volatility in interest rates in recent years, net yield on interest-earning assets has remained relatively stable with an increase of just 2 basis points from 2001 to 2002 and a decrease of 1 basis point from 2002 to 2003.

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

At the end of 2003, the loan loss reserve was $2,395,387 compared to $2,189,028 in 2002 and $1,821,966 in 2001. The Bank's allowance for loan losses, as a percentage of total loans, at the end of 2003 was 1.34%, compared to 1.40% in 2002, and 1.28% in 2001.

Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest  income  consists  of  revenues  generated  from a  broad  range  of financial services and activities. The majority of noninterest income is traditionally a result of service charges on deposit accounts including charges for insufficient funds checks and fees charged for nondeposit services. Noninterest income increased by $1,640,347, or 160.61%, to $2,661,648 in 2003 from $1,021,301 in 2002. Noninterest income in 2001 totaled $589,028. The increase from 2002 to 2003 was primarily due to gains on the sale of securities, which totaled $920 thousand, and gains on the termination of an interest rate swap of approximately $522 thousand. Approximately $866 thousand of the securities gains came as a result of the restructuring of a leveraging strategy that the bank implemented in 2002. These gains, as well as the gains from the interest rate swap, are non-recurring in nature, and as such, management does not anticipate similar gains in the future. The primary sources of noninterest income for the past three years are summarized in Table 3.
------------------------------------------------------------------------------

Table 3.  Sources of Noninterest Income (dollars in thousands)
==============================================================================

                                                2003               2002             2001
                                             ------------      -------------     ------------

Service charges on deposit accounts          $       429       $        355      $       333
Other service charges and fees                       176                171              132
Increase in cash value of life insurance             237                225                -
Mortgage origination fees                            190                113                -
Insurance commissions                                 24                 27               36
Safe deposit box rental                               35                 30               30
Gain on the sale of securities                       920                  4                6
Gain on interest rate swap                           522                  -                -
Other income                                         129                 96               52
                                             ------------      -------------     ------------
  Total noninterest income                   $     2,662       $      1,021      $       589
                                             ============      =============     ============

------------------------------------------------------------------------------

Other Expense

The major components of noninterest expense for the past three years are illustrated at Table 4.

Total noninterest expense increased by $1,092,412 or 23.14% to $5,812,589 in 2003 This increase was primarily due to increases in personnel expense, occupancy, equipment and other expenses, resulting from the construction of two new branch banking facilities. One facility was constructed in order to relocate an existing branch while another established a new branch. Noninterest expense increased by $627,775 from 2001 to 2002. The majority of the increase in 2002 was attributable to increases in personnel expense resulting from staff additions and increases in medical and pension benefit costs.

--------------------------------------------------------------------------------

Table 4.  Sources of Noninterest Expense (dollars in thousands)
================================================================================

                                              2003                    2002                    2001
                                          -------------           -------------           -------------

Salaries & wages                          $    2,603.3            $    2,169.5            $    1,878.0
Employee benefits                              1,073.0                   816.1                   678.4
                                          -------------           -------------           -------------
  Total personnel expense                      3,676.3                 2,985.6                 2,556.4

Director fees                                    106.7                    73.8                    47.8
Occupancy expense                                169.9                   127.2                   121.0
Computer charges                                 123.7                    83.5                    51.8
Other equipment expense                          501.7                   391.4                   369.9
FDIC/OCC assessments                             107.5                    98.6                    87.1
Insurance                                         48.3                    52.2                    47.4
Professional fees                                 48.5                    48.4                    38.8
Advertising                                      152.9                   142.8                   118.9
Postage and freight                              133.8                   133.8                   173.0
Supplies                                         167.3                   124.8                   122.0
Franchise tax                                    165.0                   146.5                   134.5
Telephone                                         94.6                    76.4                    58.6
Travel, dues & meetings                           81.5                    74.0                    44.5
Other expense                                    234.9                   161.2                   120.7
                                          -------------           -------------           -------------
  Total noninterest expense                    5,812.6                 4,720.2                 4,092.4
                                          =============           =============           =============

--------------------------------------------------------------------------------

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 53.5% in 2003, 54.5% in 2002 and 57.6% in 2001.

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

Income tax expense (substantially all Federal) was $1,305,535 in 2003, $964,103 in 2002 and $789,551 in 2001 resulting in effective tax rates of 28.1%, 27.5% and 28.9% respectively. The increase in the effective tax rate for 2003 was due to a slight decrease in the percentage of tax-exempt income.

The Bank's deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in the provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred tax benefits of $698,513 and $530,015 are included in other assets at December 31, 2003 and 2002 respectively. At December 31, 2003, net deferred tax benefits included $176,830 of deferred tax liabilities applicable to unrealized depreciation on investment securities available for sale. Accordingly, this amount was not charged to income but recorded directly to the related stockholders' equity account.

Analysis of Financial Condition

Average earning assets increased 12.36% from December 31, 2002 to December 31, 2003. Total earning assets represented 92.42% of total average assets in 2003 and 92.50% in 2002. The mix of average earning assets remained relatively unchanged from 2002 to 2003 as deposit growth funded increases in all interest-bearing asset categories.

--------------------------------------------------------------------------------

Table 5.  Average Asset Mix (dollars in thousands)
================================================================================

                                                        2003                                 2002
                                               ---------------------                ---------------------
                                               Average                              Average
                                               Balance          %                   Balance          %
                                               --------       ------                --------       ------
Earning assets:
  Loans                                        $165,058        65.20%               $150,992        67.08%
  Investment securities                          45,015        17.78%                 41,901        18.61%
  Federal funds sold                             23,878         9.44%                 15,322         6.81%
  Deposits in other banks                             -         0.00%                      -         0.00%
                                               --------       ------                --------       ------
    Total earning assets                        233,951        92.42%                208,215        92.50%
                                               --------       ------                --------       ------
Nonearning assets:
  Cash and due from banks                         7,955         3.14%                  8,233         3.65%
  Premises and equipment                          5,283         2.09%                  3,392         1.51%
  Other assets                                    7,348         2.90%                  6,667         2.96%
  Allowance for loan losses                      (2,245)       -0.89%                 (1,941)       -0.86%
  Unrealized gain/(loss) on securities              856         0.34%                    542         0.24%
                                               --------       ------                --------       ------
    Total nonearning assets                      19,197         7.58%                 16,893         7.50%
                                               --------       ------                --------       ------
    Total assets                               $253,148       100.00%               $225,108       100.00%
                                               ========       ======                ========       ======

--------------------------------------------------------------------------------

Average loans for 2003 represented 65.20% of total average assets compared to 67.08% in 2002. Average federal funds sold increased from 6.81% to 9.44% of total average assets while average investment securities decreased from 18.61% to 17.78% of total average assets over the same time period. The average balance of premises and equipment increased in 2003 commensurate with the construction of two branch banking facilities.

Loans

Average loans totaled $165.1 million over the year ended December 31, 2003. This represents an increase of 9.3% over the average of $151.0 million for 2002. Average loans increased by 8.2% from 2001 to 2002.

The loan portfolio is dominated by real estate and commercial. These loans accounted for 90.3% of the total loan portfolio at December 31, 2003. This is up from the 86.9% that the two categories maintained at December 31, 2002. The amount of loans outstanding by type at December 31, 2003 and December 31, 2002 and the maturity distribution for variable and fixed rate loans as of December 31, 2003 are presented in Tables 6 & 7 respectively.
--------------------------------------------------------------------------------

Table 6.  Loan Portfolio Summary (dollars in thousands)
================================================================================

                                   December 31, 2003             December 31, 2002            December 31, 2001
                                  ---------------------        ----------------------       ----------------------

                                   Amount           %           Amount           %            Amount           %
                                  --------       ------        --------        ------       ---------       ------
Construction and development      $ 14,530         8.14%       $  6,040          3.86%      $   3,921         2.75%
Residential, 1-4 families           83,824        46.95%         73,135         46.77%         71,731        50.26%
Residential, 5 or more families        321         0.18%            140          0.09%              -         0.00%
Farmland                            15,640         8.76%          7,546          4.83%          3,979         2.78%
Nonfarm, nonresidential             31,902        17.86%         35,014         22.39%         31,537        22.10%
                                  --------       ------        --------        ------       ---------       ------
     Total real estate             146,217        81.89%        121,875         77.94%        111,168        77.89%

Agricultural                         3,152         1.77%          4,997          3.20%          5,291         3.71%
Commercial                          15,093         8.45%         13,960          8.93%          9,248         6.48%
Consumer                            13,040         7.30%         14,753          9.43%         16,510        11.57%
Other                                1,048         0.59%            794          0.50%            503         0.35%
                                  --------       ------        --------        ------       ---------       ------
     Total                        $178,550       100.00%       $156,379        100.00%      $ 142,720       100.00%
                                  ========       ======        ========        ======       =========       ======


                                        December 31, 2000            December 31, 1999
                                      ---------------------        ----------------------

                                       Amount           %           Amount           %
                                      --------       ------        --------        ------
Construction and development           $ 2,384         1.77%        $ 3,329          2.71%
Residential, 1-4 families               69,567        51.59%         64,586         52.41%
Residential, 5 or more families             29         0.02%             37          0.03%
Farmland                                 4,517         3.35%          4,355          3.53%
Nonfarm, nonresidential                 27,236        20.20%         22,840         18.53%
                                      --------       ------        --------        ------
     Total real estate                 103,733        76.93%         95,147         77.21%

Agricultural                             3,805         2.82%          3,208          2.61%
Commercial                               8,613         6.39%          7,434          6.03%
Consumer                                18,340        13.61%         17,208         13.96%
Other                                      342         0.25%            232          0.19%
                                      --------       ------        --------        ------
     Total                            $134,833       100.00%       $123,229        100.00%
                                      ========       ======        ========        ======

--------------------------------------------------------------------------------

Table 7.  Maturity Schedule of Loans (dollars in thousands)
--------------------------------------------------------------------------------

                                      Real        Agricultural      Consumer       Total
                                     Estate       and Commercial    and Other      Amount          %
                                   ---------      --------------    ---------     ---------      ------
Fixed rate loans:
  Three months or less             $  10,603        $  2,920        $  1,646      $  15,169        8.50%
  Over three to twelve months         26,409           2,179           2,831         31,419       17.60%
  Over one year to five years         32,418           1,599           8,785         42,802       23.97%
  Over five years                     20,602              14             351         20,967       11.74%
                                   ---------        --------        --------      ---------      ------
    Total fixed rate loans         $  90,032        $  6,712        $ 13,613      $ 110,357       61.81%
                                   ---------        --------        --------      ---------      ------

Variable rate loans:
  Three months or less             $  14,039        $  6,055        $    269      $  20,363       11.40%
  Over three to twelve months          2,226             522              21          2,769        1.55%
  Over one year to five years         16,164             956             185         17,305        9.69%
  Over five years                     23,756           4,000               -         27,756       15.55%
                                   ---------        --------        --------      ---------      ------
    Total variable rate loans      $  56,185        $ 11,533        $    475      $  68,193       38.19%
                                   ---------        --------        --------      ---------      ------

Total loans:
  Three months or less             $  24,642        $  8,975        $  1,915      $  35,532       19.90%
  Over three to twelve months         28,635           2,701           2,852         34,188       19.15%
  Over one year to five years         48,582           2,555           8,970         60,107       33.66%
  Over five years                     44,358           4,014             351         48,723       27.29%
                                   ---------        --------        --------      ---------      ------
    Total loans                    $ 146,217        $ 18,245        $ 14,088      $ 178,550      100.00%
                                   =========        ========        ========      =========      ======

------------------------------------------------------------------------------

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 7.03% in 2003 compared to an average yield of 7.81% in 2002.

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank's interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2003 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.

Total investment securities increased by approximately $1.17 million from December 31, 2002 to December 31, 2003 as deposit growth, in excess of loan demand, funded the purchase of additional investment securities. The average yield of the investment portfolio decreased to 4.44% for the year ended December 31, 2003 compared to 5.35% for 2002.

Table 8.  Investment Securities - Maturity/Yield Schedule (dollars in thousands)
------------------------------------------------------------------------------

                                In One       After One    After Five      After
                                Year or       Through      Through         Ten                      Market
                                 Less       Five Years    Ten Years       Years        Total         Value
                              ------------  ------------ ------------- ------------ ------------- ------------
Investment Securities:
U.S. Government agencies          $   754      $  3,959       $ 2,492      $ 6,952      $ 14,157     $ 13,972
Mortgage-backed securities            625         1,995           194            -         2,814        2,888
State and municipal securities      2,963         5,850         6,182          808        15,803       16,211
Corporate securities                5,250         4,156           500        2,000        11,906       12,165
                              ------------  ------------ ------------- ------------ ------------- ------------

    Total                         $ 9,592      $ 15,960       $ 9,368      $ 9,760      $ 44,680     $ 45,236
                              ============  ============ ============= ============ ============= ============

Weighted average yields:(1)
U.S. Government agencies            4.18%         4.19%         3.61%        4.00%         3.99%
Mortgage-backed securities          3.77%         5.11%         6.61%            -         4.92%
State and municipal securities      6.31%         5.54%         5.39%        5.18%         5.61%
Corporate securities                2.93%         6.34%         3.00%        3.35%         4.18%
                              ------------  ------------ ------------- ------------ -------------

    Total                           4.13%         5.34%         4.88%        4.04%         4.69%
                              ============  ============ ============= ============ =============

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.

------------------------------------------------------------------------------

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

Average total deposits for the year ended December 31, 2003 amounted to $214.6 million, which was an increase of $22.8 million, or 11.9% over 2002. Average core deposits totaled $178.8 million in 2003 representing a 12.3% increase over the $159.2 million in 2002. The percentage of the Bank's average deposits that are interest-bearing decreased from 89.2% in 2002 to 89.0% in 2003. Average demand deposits, which earn no interest, increased 14.7% from $20.6 million in 2002 to $23.7 million in 2003. Average deposits for the periods ended December 31, 2003 and December 31, 2002 are summarized in Table 9.

Table 9.  Deposit Mix (dollars in thousands)
================================================================================

                                                  2003                             2002                             2001
                                    ------------------------------   ------------------------------   ------------------------------
                                     Average  % of Total  Average     Average  % of Total  Average     Average  % of Total  Average
                                     Balance   Deposits  Rate Paid    Balance   Deposits  Rate Paid    Balance   Deposits  Rate Paid
                                    --------  ---------- ---------   --------  ---------- ---------   --------  ---------- ---------
Interest-bearing deposits:
  NOW accounts                      $ 18,277       8.5%     1.21%    $ 16,950       8.8%     1.99%    $ 14,189       8.5%     2.47%
  Money Market                         9,101       4.2%     1.58%       6,776       3.5%     2.37%       4,818       2.9%     2.84%
  Savings                             33,279      15.5%     1.72%      28,635      14.9%     2.42%      24,967      14.9%     3.14%
  Small denomination certificates     94,497      44.1%     3.23%      86,169      44.9%     4.22%      76,561      45.7%     5.59%
  Large denomination certificates     35,806      16.7%     3.18%      32,651      17.1%     4.18%      28,125      16.8%     5.84%
                                    --------     -----      ----     --------     -----      ----     --------     -----      ----
    Total interest-bearing deposits  190,960      89.0%     2.68%     171,181      89.2%     3.62%     148,660      88.8%     4.85%
Noninterest-bearing deposits          23,671      11.0%     0.00%      20,644      10.8%     0.00%      18,721      11.2%     0.00%
                                    --------     -----      ----     --------     -----      ----     --------     -----      ----
    Total deposits                  $214,631     100.0%     2.39%    $191,825     100.0%     3.23%    $167,381     100.0%     4.85%
                                    ========     =====      ====     ========     =====      ====     ========     =====      ====

--------------------------------------------------------------------------------

The average balance of certificates of deposit issued in denominations $100,000 or more increased by $3.2 million, or 9.7%, for the year ended December 31, 2003. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2003.
--------------------------------------------------------------------------------

Table 10.  Large Time Deposit Maturities (dollars in thousands)
--------------------------------------------------------------------------------

Analysis of time deposits of $100,000 or more at December 31, 2003:

  Remaining maturity of three months or less                       $ 7,828
  Remaining maturity over three throuth six months                   6,454
  Remaining maturity over six through twelve months                 15,182
  Remaining maturity over one through five years                     5,232
  Remaining maturity over five years                                     -
                                                               ------------
    Total time deposits of $100,000 or more                       $ 34,696
                                                               ============

--------------------------------------------------------------------------------

Financial Instruments with Off-Balance-Sheet Risk

For more information on financial instruments with  off-balance-sheet  risk, see
Note 15 to the Consolidated Financial Statements.

Equity

Stockholders' equity amounted to $24.6 million at December 31, 2003, a 5.9% increase over the 2002 year-end total of $23.2 million. The increase resulted from earnings of approximately $3.3 million, less dividends paid and a change in unrealized depreciation of investment securities classified as available for sale. The Company paid dividends of $1.00, $0.46 and $0.41 per share in 2003, 2002 and 2001, respectively. The Board of Directors voted to declare a spcial dividend of $.50 in 2003 in light of the non-recurring gains described under the caption "other income". Management does not expect this special dividend to be recurring.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders' equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2003 the Bank has a ratio of Tier 1 capital to risk-weighted assets of 11.8% and a ratio of total capital to risk-weighted assets of 13.0%.
--------------------------------------------------------------------------------

Table 11.  Bank's Year-end Risk-Based Capital (dollars in thousands)
--------------------------------------------------------------------------------

                                                           2003                         2002
                                                       -------------                -------------
Tier 1 capital                                         $     20,292                 $     17,780
Qualifying allowance for loan losses
  (limited to 1.25% of risk-weighted assets)                  2,159                        1,899
                                                       -------------                -------------
Total regulatory capital                               $     22,451                 $     19,679
                                                       =============                =============
Total risk-weighted assets                             $    172,500                 $    151,660
                                                       =============                =============

Tier 1 capital as a percentage of
  risk-weighted assets                                        11.8%                        11.7%
Total regulatory capital as a percentage of
  risk-weighted assets                                        13.0%                        13.0%
Leverage ratio*                                                7.8%                         7.4%

*Tier 1 capital  divided by average total assets for the quarter ended  December
  31 of each year.

--------------------------------------------------------------------------------

In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator's evaluation of the Bank's overall safety and soundness. As of December 31, 2003, the Bank had a ratio of year-end Tier 1 capital to average total assets for the fourth quarter of 2003 of 7.8%. Table 11 sets forth summary information with respect to the Bank's capital ratios at December 31, 2003. All capital ratio levels indicate that the Bank is well capitalized.

At December 31, 2003 the Company had 1,718,968 shares of common stock outstanding, which were held by approximately 650 shareholders of record.

Nonperforming and Problem Assets

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank attempts to use shorter-term loans and, although a portion of the loans have been made based upon the value of collateral, the underwriting decision is generally based on the cash flow of the borrower as the source of repayment rather than the value of the collateral.

The Bank also attempts to reduce repayment risk by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies

Nonperforming assets at December 31, 2003 and 2002 are analyzed in Table 12.

--------------------------------------------------------------------------------

Table 12.  Nonperforming Assets (dollars in thousands)
================================================================================

                                December 31, 2003   December 31, 2002    December 31, 2001   December 31, 2000    December 31, 1999
                                Amount  % of Loans  Amount  % of Loans   Amount  % of Loans  Amount  % of Loans   Amount  % of Loans
                                ------- ----------  ------- ----------   ------- ----------  ------- ----------   ------- ----------
Nonaccrual loans                $ 1,435    0.8%      $ 649     0.4%      $ 1,219    0.9%       $ 687    0.5%        $ 281     0.2%
Restructured loans                  484    0.3%        384     0.2%          334    0.2%         368    0.3%          409     0.3%
Loans past due 90 days or more    2,119    1.2%      1,883     1.2%        1,718    1.2%         623    0.5%          754     0.6%
                                -------    ---     -------     ---       -------    ---      -------    ---       -------     ---
    Total nonperforming assets  $ 4,038    2.3%    $ 2,916     1.8%      $ 3,271    2.3%     $ 1,678    1.3%      $ 1,444     1.1%
                                =======    ===     =======     ===       =======    ===      =======    ===       =======     ===

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Total nonperforming assets were 2.3% and 1.8% of total outstanding loans as of December 31, 2003 and 2002 respectively.

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

--------------------------------------------------------------------------------

Table 13.  Loan Losses (dollars in thousands)
--------------------------------------------------------------------------------

                                              2003             2002             2001            2000             1999
                                          --------------  ---------------  ---------------  --------------   --------------

Allowance for loan losses, beginning        $ 2,189,028      $ 1,821,966      $ 1,760,999     $ 1,731,096      $ 1,677,171
Provision for loan losses, added                410,000          441,000          280,000         280,000          300,000
Charge-offs:
    Real estate                                 (26,195)        (100,000)        (124,547)        (41,739)         (37,099)
    Commercial and agricultural                 (86,627)         (42,207)         (44,274)       (231,472)        (280,969)
    Consumer and other                         (194,601)        (121,796)        (139,071)       (100,933)         (77,277)
Recoveries:
    Real estate                                   5,308           26,477           24,845          13,649           19,024
    Commercial and agricultural                  52,056          137,141           25,132          85,257           78,487
    Consumer and other                           46,418           26,447           38,882          25,141           51,759
                                          --------------  ---------------  ---------------  --------------   --------------
Net charge-offs                                (203,641)         (73,938)        (219,033)       (250,097)        (246,075)
                                          --------------  ---------------  ---------------  --------------   --------------
Allowance for loan losses, ending           $ 2,395,387      $ 2,189,028      $ 1,821,966     $ 1,760,999      $ 1,731,096
                                          ==============  ===============  ===============  ==============   ==============

Ratio of net charge-offs during the period to
average loans outstanding during the period:      0.12%            0.05%            0.16%           0.19%            0.21%
                                          ==============  ===============  ===============  ==============   ==============



================================================================================

Table 14.  Allocation of the Reserve for Loan Losses (dollars in thousands)
--------------------------------------------------------------------------------

                                                          2003                          2002                         2001
                                                  ------------------------      -----------------------      -----------------------
                                                                  % of                         % of                          % of
                                                                Loans to                     Loans to                      Loans to
Balance at the end of the period applicable to:   Amount       Total Loans      Amount      Total Loans      Amount      Total Loans
                                                  ------       -----------      ------      -----------      ------      -----------

Commercial and agricultural                       $   773         10.22%        $   977        12.13%        $   547         10.19%
Real estate - construction                              -          8.14%              -         3.86%              -          2.75%
Real estate - mortgage                                559         73.75%            495        74.08%            820         75.14%
Consumer and other                                  1,063          7.89%            717         9.93%            455         11.92%
                                                  -------        ------         -------       ------         -------        ------
    Total                                         $ 2,395        100.00%        $ 2,189       100.00%        $ 1,822        100.00%
                                                  =======        ======         =======       ======         =======        ======

                                                            2000                         1999
                                                    -----------------------      ------------------------
                                                                    % of                         % of
                                                                  Loans to                     Loans to
Balance at the end of the period applicable to:     Amount      Total Loans      Amount       Total Loans
                                                    ------      -----------      ------       -----------

Commercial and agricultural                         $   440          9.21%       $   433          8.64%
Real estate - construction                                -          1.77%             -          2.71%
Real estate - mortgage                                  793         75.16%           779         74.50%
Consumer and other                                      528         13.86%           519         14.15%
                                                    -------        ------        -------        ------
    Total                                           $ 1,761        100.00%       $ 1,731        100.00%
                                                    =======        ======        =======        ======

--------------------------------------------------------------------------------

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words "believes," "expects," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends," or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

     * the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;
     *    maintaining capital levels adequate to support our growth;
     * maintaining cost controls and asset qualities as we open or acquire new branches;
     * reliance on our management team, including our ability to attract and retain key personnel;
     *    the successful management of interest rate risk;
     * changes in general economic and business conditions in our market area; o changes in interest rates and interest rate policies;
     * risks inherent in making loans such as repayment risks and fluctuating collateral values;
     * competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
     *    demand, development and acceptance of new products and services;
     *    problems with technology utilized by us;
     *    changing trends in customer profiles and behavior; and
     *    changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 28.9% at December 31, 2003 compared to 33.3% at December 31, 2002. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank's balance sheet on December 31, 2003. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2003, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window, liabilities subject to change in interest rates exceeded assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 15.  Interest Rate Sensitivity (dollars in thousands)
================================================================================

                                                                   December 31, 2003
                                                                  Maturities/Repricing

                                                1 to 3          4 to 12          13 to 60           Over 60
                                                Months          Months            Months            Months             Total
                                              ---------        --------           -------           -------            --------
Interest-Earning Assets:
Federal funds sold                            $  15,306        $       -          $      -          $      -           $ 15,036
Investments                                       2,756            6,782            17,200            17,942             44,680
Loans                                            51,625           37,667            61,294            27,964            178,550
                                              ---------        ---------          --------          --------          ---------
  Total                                       $  69,687        $  44,449          $ 78,494          $ 45,906          $ 238,266
                                              =========        =========          ========          ========          =========


Interest-Bearing Liabilities:
NOW accounts                                  $  19,360        $       -          $      -          $      -           $ 19,360
Money market                                     14,980                -                 -                 -             14,980
Savings                                          38,435                -                 -                 -             38,435
Certificates of deposit                          27,712           66,296            34,728                 -            128,736
                                              ---------        ---------          --------          --------          ---------
  Total                                       $ 100,487        $  66,296          $ 34,728          $      -          $ 201,511
                                              =========        =========          ========          =======           =========

Interest sensitivity gap                      $ (30,800)       $ (21,847)         $ 43,766          $ 45,906           $ 37,025
Cumulative interest
  sensitivity gap                             $ (30,800)       $ (52,647)         $ (8,881)         $ 37,025           $ 37,025
Ratio of sensitivity gap to
  total earning assets                           -12.9%            -9.2%             18.4%             19.2%              15.5%
Cumulative ratio of sensitivity
  gap to total earning assets                    -12.9%           -22.1%             -3.7%             15.5%              15.5%

--------------------------------------------------------------------------------

The Company uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 300 basis points up or down over a 12-month period. Table 16 presents the Bank's forecasts for changes in net income and market value of equity as of December 31, 2003.

Table 16.  Interest Rate Risk (dollars in thousands)
--------------------------------------------------------------------------------

                                               Rate Shocked Net Interest Income and Market Value of Equity
--------------------------------------------------------------------------------------------------------------------

                   Rate Change         -300bp       -200bp     -100bp       0bp        +100bp     +200bp      +300bp
                                       ------       ------     ------       ---        ------     ------      ------
Net Interest Income:

Net Interest Income                    $  8,439    $  8,640   $  8,841    $  9,041    $  9,248   $  9,475     $ 9,551
Change                                 $   (602)   $   (401)  $   (200)   $      -    $    207   $    434     $   510
Change percentage                        -6.65%      -4.43%     -2.21%       0.00%       2.30%      4.81%       5.64%

Market Value of Equity                 $ 33,641    $ 27,946   $ 23,063    $ 19,504    $ 16,107   $ 12,839     $ 9,687

--------------------------------------------------------------------------------

Impact of Inflation and Changing Prices

The  consolidated  financial  statements and the  accompanying  notes  presented elsewhere in this document have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as inflation.

--------------------------------------------------------------------------------

Table 17.  Key Financial Ratios
--------------------------------------------------------------------------------

                                          2003             2002             2001
                                      -------------     ------------     ------------
Return on average assets                     1.32%            1.13%            1.02%
Return on average equity                    13.66%           11.40%            9.44%
Dividend payout ratio                       51.49%           31.17%           36.33%
Average equity to average assets             9.66%            9.88%           10.85%

--------------------------------------------------------------------------------

Item 8.           Financial Statements and Supplementary Data

         Pursuant to General Instruction G(2) of Form 10-K, the following financial statements in the Company's 2003 Annual Report to Shareholders are incorporated herein by reference.

              Independent Auditor's Report
              Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Income for the Years Ended December 31,
                2003,  2002,  and  2001
              Consolidated  Statements  of  Changes  in Shareholders' Equity for
                the Years Ended December 31, 2003, 2002, and 2001
              Consolidated Statements of Cash Flows for the Years Ended December
                31, 2003, 2002, and 2001
              Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

Item 9A.          Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

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

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Election of Directors" (except for the information set forth under the headings "Election of Directors--Security Ownership of Management" and "Election of Directors--Security Ownership of Certain Beneficial Owners"), "Corporate Governance and the Board of Directors--Code of Ethics" and "Corporate Governance and the Board of Directors--Audit Committee" (with respect to the designation of an audit committee financial expert) in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.          Executive Compensation

         Pursuant  to General  Instruction  G(3) of Form 10-K,  the  information contained under the heading "Compensation and Transactions With Management" (except for the information set forth under the heading "Compensation and Transactions with Management--Salary Committee Report on Executive Compensation") and "Corporate Governance and the Board of Directors--Director Compensation" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Election of Directors--Security Ownership of Management" and "Election of Directors--Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

         The Company does not have compensation plans or other arrangements under which equity securities are authorized for issuance.

Item 13.          Certain Relationships and Related Transactions

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Compensation and Transactions with Management--Transactions with Management" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.          Principal Accounting Fees and Services

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Audit Information" (except for information set forth under the heading "Audit Information--Audit Committee Report") in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 15.          Exhibits, Financial Statement Schedules, and Reports on 8-K

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

         (2)      Financial Statement Schedules

                  No financial statement schedules, other than those schedules included in the Company's financial statements, are required or applicable.

         (3) The exhibits that are required to be filed or incorporated by reference herein are as follows:


                  Exhibit No.       Document
                  -----------       --------

                    3.1 Articles of Incorporation, (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10, File No. 0-30535).

                    3.2             Bylaws (incorporated by reference to Exhibit
                                    3.2  of the Company's Registration Statement
                                    on Form 10, File No. 0-3535).

                   13.1             2003 Annual Report to Shareholders.

                   21.1 Subsidiary of the Company (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

                   31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

                   31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

                   32.1             Statement of  Chief  Executive  Officer  and
                                    Chief   Financial  Officer  Pursuant  to  18
                                    U.S.C. ss. 1350.

(b)    Reports on Form 8-K

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

                                    GRAYSON BANKSHARES, INC.


Date:  March 30, 2004              By:  /s/ Jacky K. Anderson
                                        ----------------------------------------
                                        Jacky K. Anderson
                                        President and Chief Executive Officer

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

                 Signature                                      Title                                Date
                 ---------                                      -----                                ----


            /s/ Jacky K. Anderson                           President and                        March 30, 2004
-----------------------------------------              Chief Executive Officer
             Jacky K. Anderson                      (Principal Executive Officer)


        /s/ Blake M. Edwards, Jr.                      Chief Financial Officer                   March 30, 2004
-----------------------------------------             (Principal Financial and
           Blake M. Edwards, Jr.                         Accounting Officer)


         /s/ Dennis B. Gambill                                Director                           March 30, 2004
-----------------------------------------
             Dennis B. Gambill


           /s/ Julian L. Givens                               Director                           March 30, 2004
-----------------------------------------
              Julian L. Givens


                                                              Director                           March 30, 2004
-----------------------------------------
             Jack E. Guynn, Jr.


                                                              Director                           March 30, 2004
-----------------------------------------
           Thomas M. Jackson, Jr.


            /s/ Fred B. Jones                                 Director                           March 30, 2004
-----------------------------------------
               Fred B. Jones


                                                              Director                           March 30, 2004
-----------------------------------------
              Jean W. Lindsey


          /s/ Carl J. Richardson                              Director                           March 30, 2004
-----------------------------------------
             Carl J. Richardson




         /s/ Charles T. Sturgill                              Director                           March 30, 2004
-----------------------------------------
            Charles T. Sturgill


                                                              Director                           March 30, 2004
-----------------------------------------
              J. David Vaughn


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Document

    3.1           Articles  of  Incorporation, (incorporated   by  reference  to
                  Exhibit 3.1 of the Company's Registration Statement on Form 10, File No. 0-30535).

    3.2           Bylaws (incorporated  by   reference to  Exhibit  3.2  of  the
                  Company's  Registration   Statement  on   Form  10,  File  No.
                  0-30535).

   13.1           2003 Annual Report to Shareholders.

   21.1 Subsidiary of the Company (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

   31.1           Certification   of   Chief   Executive   Officer  Pursuant  to
                  Rule 13a-14(a).

   31.2           Certification  of  Chief Financial  Officer Pursuant  to  Rule
                  13a-14(a).

   32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350.