Form 10-Q
period 2004-03-30
GRAYSON BANKSHARES INC
filed 2004-05-17
CIK 883758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

                   1,718,968 shares of Common Stock, par value
               $1.25 per share, outstanding as of April 30, 2004.

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--March 31, 2004
          and December 31, 2003 ...............................................3

         Consolidated Statements of Income--Three Months Ended
          March 31, 2004 and March 31, 2003 ...................................4

         Consolidated Statements of Stockholders' Equity--Three Months
          Ended March 31, 2004 and Year Ended December 31, 2003 ...............5

         Consolidated Statements of Cash Flows--Three Months Ended
          March 31, 2004 and March 31, 2003 ...................................6

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...........................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk. .........11

Item 4.  Controls and Procedures.. ...........................................12

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings.. .................................................13

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
          Equity Securities...................................................13

Item 3.  Defaults Upon Senior Securities.. ...................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Other Information... ................................................13

Item 6.  Exhibits and Reports on Form 8-K ....................................13

Signatures ...................................................................14

                          Part I: Financial Information

Item 1:  Financial Statements


                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003
-------------------------------------------------------------------------------

                                                                                    March 31,         December 31,
Assets                                                                                2004                 2003
                                                                                -----------------  -----------------
                                                                                   (Unaudited)            (Audited)
Cash and due from banks                                                         $     6,435,887    $     11,748,140
Federal funds sold                                                                   16,847,364          15,305,544
Investment securities available for sale                                             41,601,585          41,239,131
Investment securities held to maturity                                                3,766,247           3,960,887
Restricted equity securities                                                          1,081,750           1,081,750
Loans, net of allowance for loan losses of $2,412,176
  at March 31, 2004 and $2,395,387 at December 31, 2003                             181,319,052         176,154,730
Cash value of life insurance                                                          4,737,731           4,677,731
                                                                                      4,521,918           4,126,234
Property and equipment, net                                                           6,144,837           6,228,192
Accrued income                                                                        1,839,888           1,891,116
Other assets                                                                          2,042,893           1,577,707
                                                                                ---------------    ----------------
                                                                                $   265,817,234    $    263,864,928
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                 $    25,314,457    $     26,708,360
Interest-bearing demand deposits                                                     19,164,777          19,359,587
Savings deposits                                                                     52,088,836          53,415,745
Large denomination time deposits                                                     34,872,176          34,695,733
Other time deposits                                                                  92,795,052          94,039,723
                                                                                ---------------    ----------------
     Total deposits                                                                 224,235,298         228,219,148

FHLB advances                                                                         15,000,000         10,000,000
Accrued interest payable                                                                548,272             264,640
Other liabilities                                                                       601,527             780,344
                                                                                ---------------    ----------------
                                                                                    240,385,097         239,264,132

Commitments and contingencies

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding in 2004 and 2003                                                       2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    22,112,793          21,587,202
Accumulated other comprehensive income                                                  649,009             343,259
                                                                                ---------------    ----------------
                                                                                     25,432,137          24,600,796
                                                                                ---------------    ----------------
                                                                                $   265,817,234    $    263,864,928
                                                                                ===============    ================


See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months ended March 31, 2004 and 2003
-------------------------------------------------------------------------------



                                            Three Months Ended
                                                March 31,
                                            2004         2003
                                         ----------   ----------
Interest income:                         (Unaudited)  (Unaudited)
   Loans and fees on loans               $3,075,099   $2,815,234
   Federal funds sold                        33,043       70,079
   Investment securities:
     Taxable                                349,608      469,670
     Exempt from federal income tax         118,899      114,797
                                         ----------   ----------
                                          3,576,649    3,469,780

Interest expense:
   Deposits                               1,036,532    1,416,177
   Interest on borrowings                   115,268      114,001
                                         ----------   ----------
                                          1,151,800    1,530,178
         Net interest income              2,424,849    1,939,602

Provision for loan losses                    90,000       90,000
                                         ----------   ----------
   Net interest income after
     provision for loan losses            2,334,849    1,849,602
                                         ----------   ----------

Noninterest income:
   Service charges on deposit accounts      116,619       91,030
   Other income                             157,596    1,013,305
                                         ----------   ----------
                                            274,215    1,104,335

Noninterest expense:
   Salaries and employee benefits         1,021,995      840,442
   Occupancy expense                         58,477       35,169
   Equipment expense                        155,113      107,441
   Other expense                            362,422      337,469
                                         ----------   ----------
                                          1,598,007    1,320,521
         Income before income taxes       1,011,057    1,633,416

Income tax expense                          262,000      487,000
                                         ----------   ----------
         Net income                      $  749,057   $1,146,416
                                         ==========   ==========

Basic earnings per share                 $      .44   $      .67
                                         ==========   ==========
Weighted average shares outstanding       1,718,968    1,718,968
                                         ==========   ==========


See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
             For the Three Months ended March 31, 2004 (unaudited)
                 and the Year ended December 31, 2003 (audited)
--------------------------------------------------------------------------------

                                                                                        Accumulated
                                                                                           Other
                                         Common Stock                     Retained      Comprehensive
                                     Shares       Amount       Surplus    Earnings      Income (Loss)     Total
                                     ------       ------       -------    --------      -------------     -----
Balance, December 31, 2002        1,718,968  $ 2,148,710   $  521,625  $  19,967,611  $     591,571  $   23,229,517

   Comprehensive income
   Net income                             -            -            -      3,338,559              -       3,338,559
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $(127,918)     -            -            -              -       (248,312)       (248,312)
                                                                                                         ----------
     Total comprehensive income                                                                           3,090,247

   Dividends paid
     ($1.00 per share)                    -            -            -     (1,718,968)             -      (1,718,968)


Balance, December 31, 2003        1,718,968    2,148,710      521,625     21,587,202        343,259      24,600,796
                                  ---------    ---------      -------     ----------        -------      ----------

   Comprehensive income
   Net income                             -            -            -        749,057              -         749,057
   Net change in unrealized
     appreciation on investment
     securities available for
     sale, net of taxes of $157,508       -             -           -              -        305,750         305,750
                                                                                                          ----------
   Total comprehensive income                                                                             1,054,807

   Dividends paid
       ($.13 per share)                   -            -            -       (223,466)             -        (223,466)

Balance, March 31, 2004           1,718,968   $2,148,710   $ 521,625   $  22,112,793  $     649,009  $   25,432,137
                                 ==========   ==========   ==========  =============  =============  ==============




See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months ended March 31, 2004 and 2003
--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        2004              2003
                                                                                    -------------    --------------
                                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $     749,057    $    1,146,416
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      137,500            90,000
       Provision for loan losses                                                           90,000            90,000
       Deferred income taxes                                                              311,000            43,000
       Net realized gains on securities                                                   (33,015)         (869,597)
       Accretion of discount on securities, net of
         amortization of premiums                                                          63,921            50,070
       Deferred compensation                                                                1,361             2,153
       Changes in assets and liabilities:
         Cash value of life insurance                                                     (60,000)          (60,000)
         Accrued income                                                                    51,228           (71,250)
         Other assets                                                                    (933,694)          (11,337)
         Accrued interest payable                                                         283,632           353,154
         Other liabilities                                                               (180,178)          212,929
                                                                                    -------------    --------------
           Net cash provided by operating activities                                      480,812           975,538
                                                                                    -------------    --------------

Cash flows from investing activities:
   Net (increase) decrease in federal funds sold                                       (1,541,820)       (6,014,384)
   Purchases of investment securities                                                  (4,190,011)      (12,531,389)
   Sales of investment securities                                                       2,639,145        10,998,533
   Maturities of investment securities                                                  1,815,404         2,931,254
   Purchases of restricted equity securities                                                    -          (120,100)
   Net increase in loans                                                               (5,254,322)       (1,477,191)
   Purchases of property and equipment, net of sales                                      (54,145)         (485,684)
                                                                                    -------------    --------------
           Net cash used in investing activities                                       (6,585,749)       (6,698,961)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     savings and NOW deposits                                                          (1,393,903)        1,557,725
   Net increase (decrease) in time deposits                                            (2,589,947)        2,782,000
   Dividends paid                                                                        (223,466)         (206,276)
   Net increase in other borrowings                                                     5,000,000                 -
                                                                                    -------------    --------------
           Net cash provided by financing activities                                      792,684         4,133,449
                                                                                    -------------    --------------
           Net increase (decrease) in cash and cash equivalents                        (5,312,253)       (1,589,974)

Cash and cash equivalents, beginning                                                   11,748,140        11,265,444
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $   6,435,887    $    9,675,470
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $     868,168    $    1,177,024
                                                                                    =============    ==============
   Taxes paid                                                                       $       2,535    $       51,147
                                                                                    =============    ==============




See Notes to Consolidated Financial Statements.

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

The consolidated financial statements as of March 31, 2004 and for the periods ended March 31, 2004 and 2003 included herein, have been prepared by Grayson Bankshares, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2003, included in the Company's Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2004 and 2003.

                                                         2004              2003
                                                  -----------       -----------

Balance, beginning                                $ 2,395,387       $ 2,189,028
Provision charged to expense                           90,000            90,000
Recoveries of amounts charged off                      10,213             9,455
Amounts charged off                                   (83,424)          (76,151)
                                                  -----------       -----------
Balance, ending                                   $ 2,412,176       $ 2,212,332
                                                  ===========       ===========

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2004 and 2003 follows:

                                                      2004              2003
                                                    ---------         ---------

Tax at statutory federal rate                       $ 343,759         $ 555,361
Tax exempt interest income                            (47,205)          (47,359)
Other tax exempt income                               (40,294)          (27,200)
Other                                                   5,740             6,198
                                                    ---------         ---------
                                                    $ 262,000         $ 487,000
                                                    =========         =========

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2004 and 2003 is as follows:

                                                       2003              2002
                                                    ----------        ----------

Commitments to extend credit                        $7,807,626        $6,533,667
Standby letters of credit                                 --                --
                                                    ----------        ----------
                                                    $7,807,626        $6,533,667
                                                    ==========        ==========

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

Critical Accounting Policies

For a discussion of the Company's critical accounting policies, including its allowance for loan losses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Total interest income increased by $106,869 for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, while interest expense on deposits and other borrowings decreased by $378,378 over the same period. The increase in interest income is attributable to an increase in average loans outstanding while the decrease in interest expense came as a result of the general decreases in interest rates that have occurred over the past year. The result was an increase in net interest income of $485,247 or 25.02%.

Other income was down $830,120 in the first quarter of 2004 compared to the first quarter of 2003. This decrease was due to securities gains of approximately $870,000 that were realized in the first quarter of 2003. Those gains were the result of the restructuring of a leveraging strategy that was implemented in the first quarter of 2002 and were not recurring in nature.

The provision for credit losses was $90,000 for each of the quarters ended March 31, 2004 and 2003. The reserve for loan losses at March 31, 2004 was approximately 1.31% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Total other expenses increased by $277,486, or 21.01% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Increases in salaries and employee benefits came as a result of employee additions as well as cost increases for employee medical benefits and defined-benefit retirement plans. Increases in occupancy, equipment and other expenses came as a result of branching activity in 2003.

The increases in net interest income combined with the decrease in other income and increases in other expenses, resulted in a decrease in net income before taxes of $622,359, for the quarter ended March 31, 2004, compared to the same quarter in 2003. Net income decreased by $397,359, or 34.66% to $749,057 for the first quarter of 2004 compared to net income of $1,146,416 for the same period in 2003. The decrease in net income was due to the securities gains in 2003 that are noted above in the discussion of other income.

Financial Condition

Total assets increased by $1,952,306, or 0.74% from December 31, 2003 to March 31, 2004. Net loans increased by $5,164,322, federal funds sold increased by $1,541,820, and investment securities increased by $167,814.

Total deposits decreased by $3,983,850, or 1.75% from December 31, 2003 to March 31, 2004. FHLB advances increased by $5,000,000, to $15,000,000 at March 31,
2004 compared to $10,000,000 at December 31, 2003.

Shareholders' equity totaled $25,432,137 at March 31, 2004 compared to $24,600,796 at December 31, 2003. The $831,341 increase was the result of earnings for the three months combined with an increase in the market value of securities classified as available for sale of $305,750, less the payment of dividends of $223,466.

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

Liquidity and Capital Resources

Federal fund lines available from correspondent banks totaled $9,100,000 at March 31, 2004. No balances were outstanding on these lines at March 31, 2004, or December 31, 2003. Borrowings from the Federal Home Loan Bank totaled $10,000,000 at December 31, 2003 and $15,000,000 at March 31, 2004. The
remaining unused credit line from the Federal Home Loan Bank as of March 31, 2004 is approximately $24,500,000.

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 26.1% at March 31, 2004 and 28.9% at December 31, 2003. These ratios are considered to be adequate by management.

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

Forward-Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information on known and unknown risks, see the "Caution About Forward Looking Statements" section in the Company's Annual Report on Form 10-K for the year ended December 31,
2003.

                          Part I: Financial Information

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

-------------------------------------------------------------------------------

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $475,000, or 4.73%, while a similar decrease in rates would result in an increase in net interest income of $320,000, or 3.19%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

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

                           Part II: Other Information




                     Grayson Bankshares, Inc. and Subsidiary

--------------------------------------------------------------------------------

Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  31.1     Rule  13(a)-14(a)  Certification  of Chief  Executive
                           Officer.

                  31.2     Rule  13(a)-14(a)  Certification  of Chief  Financial
                           Officer.

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



                                           GRAYSON BANKSHARES, INC.




Date:  May 13, 2004                        By:    /s/ Jacky K. Anderson
                                                -----------------------------
                                                      Jacky K. Anderson
                                                      President and CEO



                                           By:    /s/ Blake M. Edwards
                                                ----------------------------
                                                      Blake M. Edwards
                                                      Chief Financial Officer

                                  Exhibit Index


         Exhibit No.       Description
         -----------       -----------

           31.1            Rule  13(a)-14(a)  Certification  of Chief  Executive
                           Officer.

           31.2            Rule 13(a)-14(a) Certification of Chief Financial
                           Officer.

           32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.