Form 10-Q
period 2004-06-30
GRAYSON BANKSHARES INC
filed 2004-08-16
CIK 883758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                 1,718,968 shares of Common Stock, par value
              $1.25 per share, outstanding as of August 11, 2004.

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets-June 30, 2004
           and December 31, 2003..............................................3

         Consolidated Statements of Income-Six Months Ended
           June 30, 2004 and June 30, 2003 ...................................4

         Consolidated Statements of Income-Three Months Ended
           June 30, 2004 and June 30, 2003 ...................................5

         Consolidated Statements of Stockholders' Equity-Six Months
           Ended June 30, 2004 and Year Ended December 31, 2003...............6

         Consolidated Statements of Cash Flows-Six Months Ended
           June 30, 2004 and June 30, 2003....................................7

         Notes to Consolidated Financial Statements...........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........13

Item 4.  Controls and Procedures.............................................14

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
           of Equity Securities..............................................15

Item 3.  Defaults Upon Senior Securities.....................................15

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

Signatures...................................................................16
                                       2

                        Part I:  Financial Information

Item 1:  Financial Statements
--------------------------------------------------------------------------------
                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2004 AND DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                         JUNE 30,    DECEMBER 31,
ASSETS                                                    2004           2003
                                                       -----------   -------------
                                                       (Unaudited)     (Audited)
Cash and due from banks                                  $7,909,919   $11,748,140
Federal funds sold                                        4,347,202    15,305,544
Investment securities available for sale                 43,911,947    41,239,131
Investment securities held to maturity                    3,745,795     3,960,887
Restricted equity securities                                952,150     1,081,750
Loans, net of allowance for loan losses of $2,488,574
  at June 30, 2004 and $2,395,387 at December 31, 2003  188,398,071   176,154,730
Cash value of life insurance                              4,797,731     4,677,731
Property and equipment, net                               6,456,906     6,228,192
Accrued income                                            2,118,693     1,891,116
Other assets                                              2,461,030     1,577,707
                                                        -----------   -----------
                                                       $265,099,444  $263,864,928
                                                       ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Demand deposits                                         $27,300,565   $26,708,360
Interest-bearing demand deposits                         19,903,420    19,359,587
Savings deposits                                         50,317,321    53,415,745
Large denomination time deposits                         34,795,374    34,695,733
Other time deposits                                      91,844,973    94,039,723
                                                        -----------   -----------
   Total deposits                                       224,161,653   228,219,148

FHLB advances                                            15,000,000    10,000,000
Accrued interest payable                                    253,123       264,640
Other liabilities                                           644,228       780,344
                                                        -----------   -----------
                                                        240,059,004   239,264,132
                                                        -----------   -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $25 par value; 500,000
  shares authorized; none issued                                  -             -
Common stock, $1.25 par value; 5,000,000 shares
  authorized; 1,718,968 shares issued and
  outstanding in 2004 and 2003                            2,148,710     2,148,710
Surplus                                                     521,625       521,625
Retained earnings                                        22,789,067    21,587,202
Accumulated other comprehensive income (loss)              (418,962)      343,259
                                                        -----------   -----------
                                                         25,040,440    24,600,796
                                                        -----------   -----------
                                                       $265,099,444  $263,864,928
                                                       ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            2004        2003
                                                         ----------- ----------
INTEREST INCOME:                                         (Unaudited) (Unaudited)
  Loans and fees on loans                                $6,222,293  $5,730,743
  Federal funds sold                                         59,767     140,682
  Investment securities:
   Taxable                                                  696,633     862,264
   Exempt from federal income tax                           233,896     220,909
                                                          ---------   ---------
                                                          7,212,589   6,954,598
                                                          ---------   ---------

INTEREST EXPENSE:
  Deposits                                                2,000,055   2,770,793
  Interest on borrowings                                    260,885     243,851
                                                          ---------   ---------
                                                          2,260,940   3,014,644
                                                          ---------   ---------
      Net interest income                                 4,951,649   3,939,954

PROVISION FOR LOAN LOSSES                                   180,000     180,000
                                                          ---------   ---------
  Net interest income after
   provision for loan losses                              4,771,649   3,759,954
                                                          ---------   ---------
NONINTEREST INCOME:
  Service charges on deposit accounts                       252,704     201,292
  Other income                                              554,874   1,196,411
                                                          ---------   ---------
                                                            807,578   1,397,703
                                                          ---------   ---------

NONINTEREST EXPENSE:
  Salaries and employee benefits                          2,124,520   1,763,157
  Occupancy expense                                         109,734      70,803
  Equipment expense                                         305,160     210,305
  Other expense                                             782,016     664,759
                                                          ---------   ---------
                                                          3,321,430   2,709,024
                                                          ---------   ---------
      Income before income taxes                          2,257,797   2,448,633

INCOME TAX EXPENSE                                          609,000     690,000
                                                          ---------   ---------
      Net income                                         $1,648,797  $1,758,633
                                                          =========   =========

BASIC EARNINGS PER SHARE                                  $     .96   $    1.02
                                                          =========   =========
WEIGHTED AVERAGE SHARES OUTSTANDING                       1,718,968   1,718,968
                                                          =========   =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                            2004        2003
                                                          ----------  ---------
INTEREST INCOME:                                         (Unaudited) (Unaudited)
  Loans and fees on loans                                $3,147,194  $2,915,509
  Federal funds sold                                         26,724      70,603
  Investment securities:
   Taxable                                                  347,025     392,594
   Exempt from federal income tax                           114,997     106,112
                                                          ----------  ---------
                                                          3,635,940   3,484,818
                                                          ----------  ---------
INTEREST EXPENSE:
  Deposits                                                  963,523   1,354,616
  Interest on borrowings                                    145,617     129,850
                                                          ----------  ---------
                                                          1,109,140   1,484,466
                                                          ----------  ---------
      Net interest income                                 2,526,800   2,000,352

PROVISION FOR LOAN LOSSES                                    90,000      90,000
                                                          ----------  ---------
  Net interest income after
   provision for loan losses                              2,436,800   1,910,352
                                                          ----------  ---------

NONINTEREST INCOME:
  Service charges on deposit accounts                       136,085     110,262
  Other income                                              397,278     183,106
                                                          ----------  ---------
                                                            533,363     293,368
                                                          ----------  ---------

NONINTEREST EXPENSE:
  Salaries and employee benefits                          1,102,525     922,715
  Occupancy expense                                          51,257      35,634
  Equipment expense                                         150,047     102,864
  Other expense                                             419,594     327,290
                                                          ----------  ---------
                                                          1,723,423   1,388,503
                                                          ----------  ---------
      Income before income taxes                          1,246,740     815,217

INCOME TAX EXPENSE                                          347,000     203,000
                                                          ----------  ---------
      Net income                                          $ 899,740   $ 612,217
                                                          ==========  =========

BASIC EARNINGS PER SHARE                                  $     .52   $     .36
                                                          ==========  =========
WEIGHTED AVERAGE SHARES OUTSTANDING                       1,718,968   1,718,968
                                                          ==========  =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
                 AND THE YEAR ENDED DECEMBER 31, 2003 (AUDITED)
--------------------------------------------------------------------------------

                                                                                          ACCUMULATED
                                                                                             OTHER
                                  COMMON STOCK                             RETAINED       COMPREHENSIVE
                               SHARES      AMOUNT          SURPLUS         EARNINGS       INCOME (LOSS)     TOTAL
                               ------      ------          -------         --------       -------------     -----
BALANCE, DECEMBER 31, 2002  1,718,968   $2,148,710       $521,625        $19,967,611     $591,571          $23,229,517

  COMPREHENSIVE INCOME
  Net income                        -            -              -          3,338,559            -            3,338,559
  Net change in unrealized
   appreciation on investment
   securities available for
   sale, net of taxes of $(127,918) -            -              -                  -     (248,312)            (248,312)
                                                                                                             ---------
   TOTAL COMPREHENSIVE INCOME                                                                                3,090,247

  Dividends paid
   ($1.00 per share)                -            -              -         (1,718,968)           -            (1,718,968)
                            ---------    ---------        -------         ----------      -------            ----------
BALANCE, DECEMBER 31, 2003  1,718,968    2,148,710        521,625         21,587,202      343,259            24,600,796

   COMPREHENSIVE INCOME
  Net income                        -            -              -          1,648,797            -             1,648,797
  Net change in unrealized
   appreciation on investment
   securities available for
   sale, net of taxes of $(392,659) -            -              -                  -     (762,221)             (762,221)
                                                                                                              ---------
  TOTAL COMPREHENSIVE INCOME                                                                                    886,576

  Dividends paid
      ($.26 per share)              -            -              -           (446,932)           -              (446,932)
                            ---------    ---------        -------         ----------      -------            ----------
BALANCE, JUNE 30, 2004      1,718,968   $2,148,710      $ 521,625        $22,789,067    $(418,962)          $25,040,440
                            =========   ==========      =========        ===========    =========           ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                            2004        2003
                                                         ----------- -----------
                                                         (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $1,648,797  $1,758,633
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                          275,000      180,000
     Provision for loan losses                              180,000      180,000
     Deferred income taxes                                  254,000       69,000
     Net realized gains on securities                       (60,129)    (905,810)
     Accretion of discount on securities, net of
      amortization of premiums                              132,730      107,797
     Deferred compensation                                    4,152        5,738
     Changes in assets and liabilities:
      Cash value of life insurance                         (120,000)    (120,000)
      Accrued income                                       (227,577)    (360,030)
      Other assets                                         (744,664)       8,818
      Accrued interest payable                              (11,517)         503
      Other liabilities                                    (140,268)    (341,343)
                                                          ---------   ----------
        Net cash provided by operating activities         1,190,524     583,306
                                                          ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold           10,958,342 (11,712,476)
  Purchases of investment securities                    (11,630,629) (18,365,453)
  Sales of investment securities                          4,426,299   11,449,464
  Maturities of investment securities                     3,519,125    6,457,326
  (Purchases) sales of restricted equity securities         129,600     (236,300)
  Net increase in loans                                 (12,423,341)  (6,251,403)
  Purchases of property and equipment, net of sales        (503,714)  (1,437,780)
                                                         ----------   ----------

        Net cash used in investing activities            (5,524,318) (20,096,622)
                                                         ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand,
   savings and NOW deposits                                 592,205    3,602,910
  Net increase (decrease) in time deposits               (4,649,700)   2,940,982
  Dividends paid                                           (446,932)    (412,552)
  Net increase in other borrowings                        5,000,000   10,000,000
                                                         ----------   ----------
        Net cash provided by financing activities           495,573   16,131,340
                                                         ----------   ----------
        Net increase (decrease) in cash and
          cash equivalents                               (3,838,221)  (3,381,976)

CASH AND CASH EQUIVALENTS, BEGINNING                     11,748,140   11,265,444
                                                         ----------   ----------

CASH AND CASH EQUIVALENTS, ENDING                        $7,909,919   $7,883,468
                                                         ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $2,272,457   $3,014,141
                                                         ==========   ==========
  Taxes paid                                              $ 257,175    $ 748,001
                                                         ==========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

The consolidated financial statements at June 30, 2004 and for the periods ended June 30, 2004 and 2003 included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2003, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the six month and three month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2004 and 2003.

                                                            2004        2003
                                                         ----------   ----------
Balance, beginning                                       $2,395,387  $2,189,028
Provision charged to expense                                180,000     180,000
Recoveries of amounts charged off                            64,657      25,390
Amounts charged off                                        (151,470)   (209,408)
                                                         ----------   ----------
Balance, ending                                          $2,488,574  $2,185,010
                                                         ==========   ==========


NOTE 3.  INCOME TAXES

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2004 and 2003 follows:

                                                            2004        2003
                                                         ----------   ----------
Tax at statutory federal rate                             $ 767,651   $ 832,535
Tax exempt interest income                                  (92,677)    (92,379)
Other tax exempt income                                     (84,107)    (61,200)
Other                                                        18,133      11,044
                                                         ----------   ----------
                                                          $ 609,000   $ 690,000
                                                         ==========   ==========

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2004 and 2003 is as follows:

                                                            2004        2003
                                                         ----------   ----------
Commitments to extend credit                             $9,630,828   $7,724,747
Standby letters of credit                                         -            -
                                                         ----------   ----------
                                                         $9,630,828   $7,724,747
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

RESULTS OF OPERATIONS

Total interest income increased by $151,122 for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, while interest expense on deposits and other borrowings decreased by $375,326 over the same period. The increase in interest income is primarily attributable to an increase in average loans outstanding while the decrease in interest expense came as a result of the general decreases in interest rates that have occurred over the past year. The result was an increase in net interest income of $526,448 or 26.32%.

Non-interest income was up $239,995 in the second quarter of 2004 compared to the second quarter of 2003. This increase was due to a non-recurring gain of approximately $220,000 that was realized in the termination of an interest rate swap.

The provision for credit losses was $90,000 for each of the quarters ended June 30, 2004 and 2003. The reserve for loan losses at June 30, 2004 was approximately 1.30% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest expense increased by $334,920, or 24.12%, for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Increases in salaries and employee benefits came as a result of employee additions as well as cost increases for employee medical benefits and defined-benefit retirement plans. Increases in occupancy, equipment and other expenses came as a result of branching activity in 2003.

The increases in net interest income and other income, combined with the increase in other expenses, resulted in an increase in net income before taxes of $431,523, or 52.93%, for the quarter ended June 30, 2004, compared to the same quarter in 2003. Income tax expense increased by $144,000, resulting in an increase in net income of $287,523, or 46.96%, to $899,740 for the second quarter of 2004 compared to net income of $612,217 for the same period in 2003.

For the six months ended June 30, 2004, total interest income increased by $257,991 compared to the six-month period ended June 30, 2003, while interest expense decreased by $753,704 over the same period. This resulted in an increase in net interest income of $1,011,695, or 33.56%. As stated above, the increase in interest income was the result of an increase in average loans outstanding while the decrease in interest expense came as a result of general decreases in interest rates.

Non-interest income was down $590,125 for the six-month period ended June 30, 2004 compared to the same period in 2003. The decrease in other income was due to non-recurring securities gains of approximately $870,000 that were recognized in the first quarter of 2003. This decrease was partially offset by a non-recurring gain on termination of an interest rate swap of $220,000 in the second quarter of 2004 as discussed above. Excluding the effects of non- recurring transactions, other income increased by approximately $60,000 in the first six months of 2004, compared to the same period in 2003.

                        PART I:  FINANCIAL INFORMATION

Item 2:  Management's Discussion and Analysis of Financial Condition and
Results of Operations
--------------------------------------------------------------------------------


Normal cost increases, combined with the aforementioned costs of salaries, benefits, and branching activities resulted in an overall increase in non-interest expense of $612,406 for the first six months of 2004 compared to the first six months of 2003. Overall, the increase in net interest income was offset by the decrease in other income and the increase in other expenses to result in a decrease in net income of $109,836, or 6.25%, for the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003.

FINANCIAL CONDITION

Total assets increased by $1,234,516, or 0.47%, from December 31, 2003 to June 30, 2004. Net loans increased by $12,243,341, federal funds sold decreased by $10,958,342, and investment securities increased by $2,457,724.

Total deposits decreased by $4,057,495, or 1.78%, from December 31, 2003 to June 30, 2004. Federal Home Loan Bank (the "FHLB") advances increased by $5,000,000, to $15,000,000 at June 30, 2004 compared to $10,000,000 at December 31, 2003.

Stockholders' equity totaled $25,040,440 at June 30, 2004 compared to $24,600,796 at December 31, 2003. The $439,644 increase was the result of earnings for the three months ended June 30, 2004 combined with a decrease in the market value of securities classified as available for sale of $762,221, less the payment of dividends of $446,932.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

LIQUIDITY AND CAPITAL RESOURCES

Federal fund lines available from correspondent banks totaled $10,146,000 at June 30, 2004. No balances were outstanding on these lines at June 30, 2004, or December 31, 2003. Borrowings from the FHLB totaled $10,000,000 at December 31, 2003 and $15,000,000 at June 30, 2004. The remaining unused credit line from the FHLB as of June 30, 2004 is approximately $24,700,000.

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 22.6% at June 30, 2004 and 28.9% at December 31, 2003. These ratios are considered to be adequate by management.

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

The Bank's investment security portfolio also serves as a source of liquidity. The primary goals of the investment portfolio are liquidity management and maturity gap management. As investment securities mature the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased, otherwise the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a significant portion of its investment portfolio in unpledged assets that are less than 24 months to maturity. These investments are a preferred source of funds in that they can be disposed of in any interest rate environment without causing significant damage to that quarter's profits.

                        PART I:  FINANCIAL INFORMATION

Item 2:  Management's Discussion and Analysis of Financial Condition and
Results of Operations
--------------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information on known and unknown risks, see the "Caution About Forward Looking Statements" section in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Management must ensure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal fund lines from correspondent banks, borrowings from the FHLB and the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $441,000, or 4.18%, while a similar decrease in rates would result in an increase in net interest income of $338,000, or 3.19%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

                        PART I:  FINANCIAL INFORMATION

Item 4:  Controls and Procedures
--------------------------------------------------------------------------------


As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and the Bank required to be included in our periodic filings with the Securities and Exchange Commission.

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

                          PART II:  OTHER INFORMATION

================================================================================
                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

ITEM 1.LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)    The Company's Annual Meeting of Shareholders was held on April 13,
            2004.

     (b)    Not applicable.

     (c) At the Annual Meeting of Shareholders, the shareholders of the Company were asked to vote on the election of three of the Company's directors to serve until the third annual meeting following their election or until their successors have been elected and qualified:

            The votes cast for or withheld for the election of directors were as follows:

            Name                         Votes For           Votes Withheld
            --------------------         ---------           --------------

            Dr. Julian L. Givens         1,316,037               3,822
            Jean W. Lindsey              1,316,037               3,822
            Carl J. Richardson           1,315,837               4,022

      (d)   Not applicable.

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1  Rule 13(a)-14(a) Certification of Chief Executive Officer.

            31.2  Rule 13(a)-14(a) Certification of Chief Financial Officer.

            32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

      (b)   Reports on Form 8-K

            The Company furnished one report on Form 8-K during the quarter ended June 30, 2004. The report, dated April 13, 2004, reported under Item 12 the Company's consolidated financial results for the quarter ended March 31, 2004.

                                  SIGNATURES


      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           GRAYSON BANKSHARES, INC.




Date:  August 16, 2004                     By:  /s/ Jacky K. Anderson
                                                ----------------------------
                                                 Jacky K. Anderson
                                                 President and CEO



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