Form 10-Q
period 2004-09-30
GRAYSON BANKSHARES INC
filed 2004-11-15
CIK 883758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,718,968 shares of Common Stock, par value

$1.25 per share, outstanding as of November 10, 2004.

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets—September 30, 2004

and December 31, 2003

3

Consolidated Statements of Income—Nine Months Ended

September 30, 2004 and 2003

4

Consolidated Statements of Income—Three Months Ended

September 30, 2004 and 2003

5

Consolidated Statements of Stockholders’ Equity—Nine Months

Ended September 30, 2004 and Year Ended December 31, 2003

6

Consolidated Statements of Cash Flows—Nine Months Ended

September 30, 2004 and 2003

7

Notes to Consolidated Financial Statements

8

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

13

Item 4.  Controls and Procedures

14

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.  Defaults Upon Senior Securities

15

Item 4.  Submission of Matters to a Vote of Security Holders

15

Item 5.  Other Information

15

Item 6.  Exhibits

15

Signatures

16

Part I:  Financial Information

Item 1:  Financial Statements

Grayson Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

Assets	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Cash and due from banks	$9,136,329	$11,748,140
Federal funds sold	8,380,364	15,305,544
Investment securities available for sale	34,063,527	41,239,131
Investment securities held to maturity	3,370,552	3,960,887
Restricted equity securities	952,150	1,081,750
Loans, net of allowance for loan losses of $2,539,652 at September 30, 2004 and $2,395,387 at December 31, 2003	194,135,415	176,154,730
Cash value of life insurance	4,857,731	4,677,731
Property and equipment, net	6,720,206	6,228,192
Accrued income	1,897,561	1,891,116
Other assets	2,292,589	1,577,707
	$265,806,424	$263,864,928
Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$28,612,584	$26,708,360
Interest-bearing demand deposits	20,657,608	19,359,587
Savings deposits	49,788,100	53,415,745
Large denomination time deposits	36,597,376	34,695,733
Other time deposits	90,882,071	94,039,723
Total deposits	226,537,739	228,219,148

FHLB advances	12,000,000	10,000,000
Accrued interest payable	533,109	264,640
Other liabilities	652,012	780,344
	239,722,860	239,264,132

Commitments and contingencies

Stockholders’ equity
Preferred stock, $25 par value; 500,000 shares authorized; none issued	-	-
Common stock, $1.25 par value; 5,000,000 shares authorized; 1,718,968 shares issued and outstanding in 2004 and 2003	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	23,391,455	21,587,202
Accumulated other comprehensive income	21,774	343,259
	26,083,564	24,600,796
	$265,806,424	$263,864,928
See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Nine Months ended September 30, 2004 and 2003

	Nine Months Ended September 30,
	2004	2003
Interest income:	(Unaudited)	(Unaudited)
Loans and fees on loans	$9,544,459	$8,709,969
Federal funds sold	92,823	209,948
Investment securities:
Taxable	993,895	1,190,450
Exempt from federal income tax	340,204	335,368
	10,971,381	10,445,735

Interest expense:
Deposits	2,967,691	4,003,272
Interest on borrowings	394,219	392,824
	3,361,910	4,396,096
Net interest income	7,609,471	6,049,639

Provision for loan losses	285,000	290,000
Net interest income after provision for loan losses	7,324,471	5,759,639
Noninterest income:
Service charges on deposit accounts	409,222	313,171
Other income	701,418	1,895,785
	1,110,640	2,208,956

Noninterest expense:
Salaries and employee benefits	3,220,325	2,725,329
Occupancy expense	162,394	111,880
Equipment expense	464,886	352,911
Other expense	1,206,855	1,072,857
	5,054,460	4,262,977
Income before income taxes	3,380,651	3,705,618

Income tax expense	906,000	1,047,000
Net income	$2,474,651	$2,658,618

Basic earnings per share	$1.44	$1.55
Weighted average shares outstanding	1,718,968	1,718,968
See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months ended September 30, 2004 and 2003

	Three Months Ended September 30,
	2004	2003
Interest income:	(Unaudited)	(Unaudited)
Loans and fees on loans	$3,322,166	$2,979,226
Federal funds sold	33,056	69,266
Investment securities:
Taxable	297,262	328,186
Exempt from federal income tax	106,308	114,459
	3,758,792	3,491,137

Interest expense:
Deposits	967,636	1,232,479
Interest on borrowings	133,334	148,973
	1,100,970	1,381,452
Net interest income	2,657,822	2,109,685

Provision for loan losses	105,000	110,000
Net interest income after provision for loan losses	2,552,822	1,999,685

Service charges on deposit accounts	156,518	111,879
Other income	146,544	699,374
	303,062	811,253

Noninterest expense:
Salaries and employee benefits	1,095,805	962,172
Occupancy expense	52,660	41,077
Equipment expense	159,726	142,606
Other expense	424,839	408,098
	1,733,030	1,553,953
Income before income taxes	1,122,854	1,256,985

Income tax expense	297,000	357,000
Net income	$825,854	$899,985

Basic earnings per share	$.48	$.52
Weighted average shares outstanding	1,718,968	1,718,968
See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Nine Months ended September 30, 2004 (unaudited) and the Year ended December 31, 2003 (audited)

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

2,474,651

-

2,474,651

Net change in unrealized

appreciation on investment

securities available for

sale, net of taxes of $(165,613)

-

-

-

-

(321,485)

(321,485)

Total comprehensive income

2,153,166

Dividends paid

    ($.39 per share)

-

-

-

(670,398)

-

    (670,398)

Balance, September 30, 2004

 1,718,968

$2,148,710

$ 521,625

$

23,391,455

$

21,774

$

26,083,564

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2004 and 2003

Nine Months Ended

September 30,

2004

2003

         (Unaudited)         (Unaudited)

Cash flows from operating activities:

Net income

$

2,474,651

$

2,658,618

Adjustments to reconcile net income

to net cash provided by operations:

Depreciation and amortization

412,500

285,000

Provision for loan losses

285,000

290,000

Deferred income taxes

207,000

(4,000)

Net realized gains on securities

(38,643)

(905,810)

Accretion of discount on securities, net of

amortization of premiums

182,101

181,545

Deferred compensation

5,513

7,891

Changes in assets and liabilities:

Cash value of life insurance

(180,000)

(180,000)

Accrued income

(6,445)

(337,607)

Other assets

(756,269)

(89,658)

Accrued interest payable

268,469

393,800

Other liabilities

(133,845)

149,286

Net cash provided by operating activities

2,720,032

2,449,065

Cash flows from investing activities:

Net decrease in federal funds sold

6,925,180

4,606,705

Purchases of investment securities

(14,020,765)

(22,817,973)

Sales of investment securities

16,787,021

11,449,464

Maturities of investment securities

4,369,127

8,493,934

(Purchases) sales of restricted equity securities

129,600

(236,300)

Net increase in loans

(18,265,685)

(16,938,246)

Purchases of property and equipment, net of sales

(904,514)

(1,900,001)

Net cash used in investing activities

(4,980,036)

(17,342,417)

Cash flows from financing activities:

Net increase in demand,

savings and NOW deposits

1,904,224

10,372,751

Net increase (decrease) in time deposits

(3,585,633)

1,757,525

Dividends paid

(670,398)

(618,828)

Net increase in other borrowings

2,000,000

                -

Net cash (used in) provided by financing activities

(351,807)

11,511,448

Net (decrease) in cash and cash equivalents

(2,611,811)

(3,381,904)

Cash and cash equivalents, beginning

11,748,140

11,265,444

Cash and cash equivalents, ending

$

9,136,329

$

7,883,540

Supplemental disclosure of cash flow information:

Interest paid

$

3,093,441

$

4,002,296

Taxes paid

$

638,995

$

1,129,001

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

Grayson Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on February 3, 1992 to acquire the stock of The Grayson National Bank (the “Bank”).  The Bank was acquired by the Company on July 1, 1992.

The Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through seven banking offices.  As an FDIC insured, national banking association, the Bank is subject to regulation by the Comptroller of the Currency.  The Company is regulated by the Federal Reserve.

The consolidated financial statements at September 30, 2004 and for the periods ended September 30, 2004 and 2003 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the nine month and three month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2004 and 2003.

2004

2003

Balance, beginning

$

2,395,387

$

2,189,028

Provision charged to expense

285,000

290,000

Recoveries of amounts charged off

83,600

38,300

Amounts charged off

(224,335)

(231,437)

Balance, ending

$

2,539,652

$

2,285,891

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2004 and 2003 follows:

2004

2003

Tax at statutory federal rate

$

1,149,421

$

1,259,910

Tax exempt interest income

(134,668)

(139,328)

Other tax exempt income

(121,839)

(96,900)

Other

13,086

23,318

$

906,000

$

1,047,000

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments outstanding at September 30, 2004 and 2003 is as follows:

2004

2003

Commitments to extend credit

$

9,224,530

$

9,209,224

Standby letters of credit

                    -

                  -

$

9,224,530

$

9,209,224

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

Part I:  Financial Information

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company.  This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Total interest income increased by $267,655 for the quarter ended September 30, 2004 compared to the amount for the quarter ended September 30, 2003, while interest expense on deposits and other borrowings decreased by $280,482 over the same period.  The increase in interest income is primarily attributable to an increase in average loans outstanding, while the decrease in interest expense came as a result of the general decreases in interest rates that have occurred over the past year.  The result was an increase in net interest income of $548,137 or 25.98% when comparing the third quarters of 2004 and 2003.

Non-interest income was down $508,191 in the third quarter of 2004 compared to the amount for the third quarter of 2003.  This decrease was due to a non-recurring gain of approximately $520,000 that was realized in the termination of an interest rate swap in the third quarter of 2003.

The provision for credit losses was $105,000 for the quarter ended September 30, 2004 and $110,000 for the same quarter in 2003.  The reserve for loan losses at September 30, 2004 was approximately 1.29% of total loans.  Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest expense increased by $179,077, or 11.52%, for the quarter ended September 30, 2004 compared to the amount for the quarter ended September 30, 2003.  Increases in salaries and employee benefits came as a result of employee additions as well as cost increases for employee medical benefits and defined-benefit retirement plans.  Increases in occupancy, equipment and other expenses came as a result of branching activity in 2003.

The increase in net interest income was offset by the decrease in other income and increases in other expense, resulting in an overall decrease in net income before taxes of $134,131, or 10.67%, for the quarter ended September 30, 2004, compared to the same quarter in 2003.  Income tax expense decreased by $60,000 and net income decreased by $74,131, or 8.23%, to $825,854 for the third quarter of 2004 compared to net income of $899,985 for the same period in 2003.

For the nine months ended September 30, 2004, total interest income increased by $525,646 compared to the amount for the nine-month period ended September 30, 2003, while interest expense decreased by $1,034,186 over the same period.  This resulted in an increase in net interest income of $1,559,832, or 25.78%.  As stated above, the increase in interest income was the result of an increase in average loans outstanding while the decrease in interest expense came as a result of general decreases in interest rates.

Part I:  Financial Information

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-interest income was down $1,098,316 for the nine-month period ended September 30, 2004 compared to the amount for the same period in 2003.  The decrease in other income was due to non-recurring securities gains of approximately $870,000 that were recognized in the first quarter of 2003 combined with a non-recurring gain of approximately $520,000 from the termination of an interest rate swap recognized in the second quarter of 2003.  This decrease was partially offset by a non-recurring gain on termination of an interest rate swap of $220,000 that was recognized in the second quarter of 2004.  Excluding the effects of these non-recurring transactions, other income increased by approximately $71,000 in the first nine months of 2004, compared to the amount for the same period in 2003.

Normal cost increases, combined with the aforementioned costs of salaries, benefits, and branching activities resulted in an overall increase in non-interest expense of $791,483 for the first nine months of 2004 compared to the amount for the first nine months of 2003.  Overall, the increase in net interest income was offset by the decrease in other income and the increase in other expense to result in a decrease in net income of $183,967, or 6.92%, for the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003.

Financial Condition

Total assets increased by $1,941,496, or 0.74%, from December 31, 2003 to September 30, 2004.  Net loans increased by $17,980,685, federal funds sold decreased by $6,925,180, and investment securities decreased by $7,765,939.

Total deposits decreased by $1,681,409, or 0.74%, from December 31, 2003 to September 30, 2004.  Federal Home Loan Bank (the “FHLB”) advances increased by $2,000,000, to $12,000,000 at September 30, 2004 compared to $10,000,000 at December 31, 2003.

Stockholders’ equity totaled $26,083,564 at September 30, 2004 compared to $24,600,796 at December 31, 2003.  The $1,482,768 increase was the result of earnings for the nine months ended September 30, 2004 combined with a decrease in the market value of securities classified as available for sale of $321,485, less the payment of dividends of $670,398.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities.  The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

Liquidity and Capital Resources

Federal fund lines available from correspondent banks totaled $10,146,000 at September 30, 2004.  No balances were outstanding on these lines at September 30, 2004, or December 31, 2003.  Borrowings from the FHLB totaled $10,000,000 at December 31, 2003 and $12,000,000 at September 30, 2004.  The remaining unused credit line from the FHLB as of September 30, 2004 is approximately $27,500,000.

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 20.8% at September 30, 2004 and 28.9% at December 31, 2003.  These ratios are considered to be adequate by management.

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

Part I:  Financial Information

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank’s investment security portfolio also serves as a source of liquidity.  The primary goals of the investment portfolio are liquidity management and maturity gap management.  As investment securities mature the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased, otherwise the proceeds are reinvested in similar investment securities.  The majority of investment security transactions consists of replacing securities that have been called or matured.  The Bank keeps a significant portion of its investment portfolio in unpledged assets that are less than 24 months to maturity.  These investments are a preferred source of funds in that they can be disposed of in any interest rate environment without causing significant damage to that quarter’s profits.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company.  Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  For additional information on known and unknown risks, see the “Caution About Forward Looking Statements” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Part I:  Financial Information

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

The principal goals of the Bank’s asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk.  Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss.  Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships.  Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period.  The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $582,000, or 5.44%, while a similar decrease in rates would result in an increase in net interest income of $257,000, or 2.40%.  The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense.  The interest rate scenarios are used for analytical purposes and do not represent management’s view of future market movements.  Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company.  Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model.  While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

Additional qualitative information about interest rate risk is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  There have not been any material changes since December 31, 2003.

Part I:  Financial Information

Item 4:  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and the Bank required to be included in our periodic filings with the Securities and Exchange Commission.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II:  Other Information

Item 1.

Legal Proceedings

There are no pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYSON BANKSHARES, INC.

Date:  November 12, 2004

By:   /s/ Jacky K. Anderson

Jacky K. Anderson

President and CEO

By:   /s/ Blake M. Edwards

Blake M. Edwards

Chief Financial Officer

Exhibit Index

Exhibit No.

Description

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.