Form 10-K
period 2004-12-31
GRAYSON BANKSHARES INC
filed 2005-03-31
CIK 883758

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2004

                         Commission File Number 0-30535

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

                     Common Stock, par value $1.25 per share

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes _X_ No ___


       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_


       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $53,064,448 as of June 30, 2004.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,718,968 shares of Common Stock as of March 30, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

       2004 Annual Report to Shareholders -- Part II
       Proxy Statement for the 2005 Annual Meeting of Shareholders -- Part III

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----
ITEM 1.       BUSINESS                                                      2

ITEM 2.       PROPERTIES                                                    7

ITEM 3.       LEGAL PROCEEDINGS                                             8

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           9

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
              STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                    SECURITIES                                              9

ITEM 6.       SELECTED FINANCIAL DATA                                      10

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS                         10
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES                     29
                    ABOUT MARKET RISK

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  31

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                31
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.      CONTROLS AND PROCEDURES                                      31

ITEM 9B.      OTHER INFORMATION                                            32

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           32

ITEM 11.      EXECUTIVE COMPENSATION                                       32

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS         32

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               32

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES                       32

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES                      33

PART I
------


Item 1.           Business

General

         Grayson Bankshares, Inc. (the Company) was incorporated as a Virginia corporation on February 3, 1992 to acquire 100% of the stock of The Grayson National Bank (the Bank). The Bank was acquired by the Company on July 1, 1992. The Grayson National Bank was founded in 1900 and currently serves Grayson County and surrounding areas through eight banking offices located in the towns of Independence and Hillsville, the localities of Elk Creek and Troutdale, the City of Galax, and Carroll County, Virginia, and the Town of Sparta, North Carolina.

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

         For additional financial information regarding the business of the Bank, including revenues from external customers, measures of profit and loss, and total assets, see the Company's consolidated financial statements.

Lending Activities

         The Bank's lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 81.02% of the interest earning assets of the Bank at December 31, 2004 and has historically produced the highest interest rate spread above the cost of funds. The Bank's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank President and all loan officers. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank's loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

         The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2004 the Bank had 47.79% of the loan portfolio in single and multi-family housing, 15.78% in non-farm, non-residential real estate loans, 9.21% in farm related real estate loans and 9.75% in real estate construction loans.

         The Bank's loan portfolio includes commercial and agricultural production loans totaling 10.27% of the portfolio at year-end 2004. Consumer loans make up approximately 7.20% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank's customer base.

         All loans in the Bank's portfolio are subject to risk from the state of the economy in the Bank's area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate, but apply to a minimal percentage of the portfolio. Commercial loans are evaluated by collateral value and ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, and demonstrated cash flows sufficient to service the debt.

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

Deposit Activities

         Deposits are the major source of funds for lending and other investment activities. Grayson National Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 84.13% of the Bank's total deposits at December 31, 2004. Certificates of deposit in denominations of $100,000 or more represented the remaining 15.87% of deposits at year-end.

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

         Currently, in Grayson County the Company competes with only two other commercial banks, which operate a total of two branch banking facilities. As of June 30, 2004, Grayson Bankshares, Inc. held 84.85% of the deposits in Grayson County. In the City of Galax the Company competes with five other commercial banks. Since opening in May of 1996 we have captured a market share of 18.23% of deposits to become the third largest holder of deposits in the market. Mountain National Bank leads the market with 30.50% of deposits as of June 30, 2004.

Employees

         At December 31, 2004, the Company had 97 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

         Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution's compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities who are prohibited from opening accounts at financial institutions.

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

Item 2.           Properties

         Grayson   Bankshares,  Inc.  and  The   Grayson   National    Bank  are
headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank owns and operates branches at the following locations:


                                                                                        BANKING
                                            LOCATION/                                   FUNCTIONS
NAME OF OFFICE                              TELEPHONE NUMBER                            OFFERED
--------------                              ----------------                            -------

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

Troutdale Office                            101 Ripshin Road                            Full Service
                                            Troutdale, Virginia 24378
                                            (276) 677-3722

Galax Office                                209 West Grayson Street                     Full Service
                                            Galax, Virginia 24333                       24 Hour Teller
                                            (276) 238-2411

Carroll Office                              8417 Carrollton Pike                        Full Service
                                            Galax, Virginia 24333                       24 Hour Teller
                                            (276) 238-8112

Sparta Office                               98 South Grayson Street                     Full Service
                                            Sparta, North Carolina 28675                24 Hour Teller
                                            (336) 372-2811

Hillsville Office                           419 South Main Street                       Full Service
                                            Hillsville, Virginia 24343                  24 Hour Teller
                                            (276) 728-2810

         The Bank has submitted an application to the Office of the Comptroller of the Currency to establish a new branch banking facility in Whitetop, Virginia. The community of Whitetop is located in the western end of Grayson County. If approved, we anticipate completion of this facility in the fourth quarter of 2005. The Bank has a conference center located at 558 East Main Street, Independence that is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank also owns vacant property near the main office in Independence, Virginia. This property is being held as a potential building site for an operations center.

         All of the Company's properties are in good operating condition and are adequate for the Company's present and anticipated future needs.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.


PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Shares of the Company's Common Stock are neither listed on any stock exchange nor quoted on any market and trade infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2003 to December 31, 2004, the selling price of shares of Common Stock ranged from $24.00 to $32.00. There may, however, have been other transactions at other prices not known to the Company.

         The following table presents the high and low sale prices of the Company's Common Stock for each full quarterly period within the two most recent fiscal years.


                           Market Price and Dividends

                                              Sales Price ($)  Dividends ($)
                                              ---------------  -------------
                                             High         Low
                                             ----         ---



2003:
     1st quarter..........................   32.00       24.00       .12
     2nd quarter..........................   30.00       30.00       .12
     3rd quarter..........................   32.00       30.00       .12
     4th quarter..........................   32.00       29.00       .64



2004:
     1st quarter..........................   32.00       24.00       .13
     2nd quarter..........................   32.00       31.00       .13
     3rd quarter..........................   32.00       30.00       .13
     4th quarter..........................   32.00       26.00       .21


         As of December 31, 2004, there were approximately 700 record holders of Common Stock.

         For  additional  information  with respect to the payment of dividends,
see  "Item  1.  Business--Government   Supervision  and  Regulation--Payment  of
Dividends" above.

         The Company did not repurchase any shares of Common Stock during the fourth quarter of 2004.

Item 6.           Selected Financial Data

                                              2004           2003           2002            2001           2000
                                          -----------     -----------    -----------    -----------     -----------
Summary of Operations

   Interest income                        $    14,656     $    13,842    $    14,280    $    13,717     $    13,153
   Interest expense                             4,474           5,637          6,640          7,204           6,785
                                          -----------     -----------    -----------    -----------     -----------
         Net interest income                   10,182           8,205          7,640          6,513           6,368
   Provision for credit losses                    390             410            441            280             280
   Other income                                 1,607           2,662          1,021            589             435
   Other expense                                6,943           5,812          4,720          4,092           3,772
   Income taxes                                 1,215           1,306            964            790             687
                                          -----------     -----------    -----------    -----------     -----------
         Net income                       $     3,241     $     3,339    $     2,536    $     1,940     $     2,064
                                          ===========     ===========    ===========    ===========     ===========

Per Share Data1

   Net income                             $      1.89     $      1.94    $      1.48    $      1.13     $      1.20
   Cash dividends declared                        .60            1.00            .46            .41             .37
   Book value                                   15.23           14.31          13.51          12.27           11.42
   Estimated market value2                      32.00           32.00          32.00          29.00           32.00

Year-end Balance Sheet Summary

   Loans, net                             $   196,912     $   176,155    $   154,190    $   140,898     $   133,072
   Investment securities                       37,909          46,282         44,872         33,452          28,766
   Total assets                               270,215         263,865        241,283        201,469         180,318
   Deposits                                   231,059         228,219        206,909        179,323         159,590
   Stockholders' equity                        26,177          24,601         23,230         21,086          19,638

Selected Ratios

   Return on average assets                     1.23%           1.32%          1.13%          1.02%           1.18%
   Return on average equity                    12.56%          13.66%         11.40%          9.44%          10.95%
   Average equity to average assets             9.76%           9.66%          9.88%         10.85%          10.75%

------------------------------------

         1 In thousands of dollars, except per share data.
         2 Provided at the trade date nearest year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         Management's Discussion and Analysis is provided to assist in the understanding and evaluation of Grayson Bankshares, Inc.'s financial condition and its results of operations. The following discussion should be read in conjunction with the Company's consolidated financial statements.

         Grayson Bankshares, Inc. (the Company) was incorporated as a Virginia corporation on February 3, 1992 to acquire the stock of The Grayson National Bank (the Bank). The Bank was acquired by the Company on July 1, 1992. The Grayson National Bank was founded in 1900 and currently serves

Grayson County and surrounding areas through eight banking offices located in the towns of Independence and Hillsville, the localities of Elk Creek and Troutdale, the City of Galax and Carroll County, Virginia, and the town of Sparta, North Carolina.

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

         The earnings position of the Company remains strong. Grayson Bankshares, Inc. experienced net earnings of $3,241,468 for 2004 compared to $3,338,559 for 2003, and $2,536,459 in 2002. Dividends paid to stockholders amounted to $0.60 per share for 2004 compared to $1.00 per share for 2003.

         The total assets of Grayson Bankshares, Inc. grew to $270,214,881 from $263,864,928, a 2.41% increase, continuing our strategy to grow the Company. Average equity to average assets indicates that the Company has a strong capital position with a ratio of 9.76% during 2004.

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

         These   forward   looking   statements   are  subject  to   significant
uncertainties because they are based upon or are affected by factors including:

     o The ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;
     o    Maintaining capital levels adequate to support our growth;
     o Maintaining cost controls and asset qualities as we open or acquire new branches;
     o Reliance on our management team, including our ability to attract and retain key personnel;
     o    The successful  management of interest rate risk;
     o Changes in general economic and business conditions in our market area;
     o    Changes in interest rates and interest rate policies;
     o Risks inherent in making loans such as repayment risks and fluctuating collateral values;
     o Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
     o    Demand,  development  and  acceptance of new products and services;
     o    Problems with technology utilized by us;
     o    Changing trends in customer profiles and behavior; and

     o    Changes in banking and other laws and regulations applicable to us.

         Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Critical Accounting Policies

         The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 contain a summary of its significant accounting policies. Management believes the Company's policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

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

         Estimated useful lives of intangible assets are based on an analysis of pertinent factors, including (as applicable):

     o    the expected use of the asset;
     o the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate;
     o any legal, regulatory, or contractual provision that may limit the useful life;
     o any legal, regulatory, or contractual provisions that enable renewal or extension of the asset's legal or contractual life without substantial cost;
     o the effects of obsolescence, demand, competition, and other economic factors; and
     o the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

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

------------------------------------------------------------------------------

Table 1.  Net Interest Income and Average Balances (dollars in thousands)
------------------------------------------------------------------------------

                                               2004                               2003                              2002
                                -------------------------------  -------------------------------  -------------------------------

                                             Interest                          Interest                         Interest
                                 Average      Income/    Yield/    Average     Income/    Yield/    Average     Income/       Yield/
                                 Balance      Expense    Cost      Balance     Expense     Cost     Balance     Expense        Cost
                                -----------  ----------  ------  ------------  ---------  -------  -----------  ---------  ---------

Interest earning assets:
Federal funds sold              $    11,572  $     139   1.20%   $    23,878   $    246     1.03%  $    15,322  $      239    1.56%
Investment securities                42,615      1,729   4.06%        45,015      2,000     4.44%       41,901       2,242    5.35%
Loans                               190,028     12,788   6.73%       165,058     11,596     7.03%      150,992      11,799    7.81%
                                -----------  ---------  ------   -----------   --------   -------  -----------  ----------  -------
     Total                          244,215     14,656               233,951     13,842                208,215      14,280
                                -----------  ---------           -----------   --------            -----------  ----------
     Yield on average
       interest-earning assets                           6.00%                              5.92%                             6.86%
                                                        ======                             ======                            ======
Non interest-earning assets:
Cash and due from banks               7,546                            7,955                             8,233
Premises and equipment                6,505                            5,283                             3,392
Interest receivable and other         8,219                            7,348                             6,667
Allowance for loan losses            (2,488)                          (2,245)                           (1,941)
Unrealized gain/(loss) on
securities                              274                              856                               542
                                -----------                      -----------                       -----------
     Total                           20,056                           19,197                            16,893
                                -----------                      -----------                       -----------
     Total assets               $   264,271                      $   253,148                          $225,108
                                ===========                      ===========                       ===========

Interest-bearing liabilities:
Demand deposits                 $    20,084        183   0.91%    $   18,277        221     1.21%  $    16,950         338    1.99%
Savings deposits                     50,761        657   1.29%        42,380        717     1.69%       35,411         857    2.42%
Time deposits                       127,080      3,114   2.45%       130,303      4,185     3.21%      118,820       5,003    4.21%
Borrowings                           12,719        519   4.08%        12,548        514     4.09%        9,556         442    4.63%
                                -----------  ---------  ------   -----------   --------   -------  -----------  ----------  -------
     Total                          210,644      4,473               203,508      5,637                180,737       6,640
                                -----------  ---------           -----------   --------            -----------  ----------
     Cost on average
       interest-bearing liabilities                      2.12%                              2.77%                             3.67%
                                                        ======                            =======                            ======

Non interest-bearing
 liabilities:
Demand deposits                      27,261                           23,671                            20,644
Interest payable and other              568                            1,522                             1,484
                                -----------                      -----------                       -----------
     Total                           27,829                           25,193                            22,128
                                -----------                      -----------                       -----------
     Total liabilities              238,473                          228,701                           202,866

Stockholder's equity:                25,798                           24,447                            22,243
                                -----------                      -----------                       -----------
     Total liabilities and
       stockholder's equity     $   264,271                      $   253,148                          $225,108
                                ===========                      ===========                       ===========

     Net interest income                     $  10,183                         $  8,205                         $    7,640
                                             =========                         ========                         ==========
     Net yield on
       interest-earning assets                           4.17%                             3.51%                              3.67%
                                                         ======                           =======                            ======

------------------------------------------------------------------------------

Table 2.  Rate/Volume Variance Analysis (thousands)
------------------------------------------------------------------------------

                                         2004 Compared to 2003                      2003 Compared to 2002
                                 --------------------------------------     --------------------------------------
                                 Interest             Variance              Interest             Variance
                                  Income/          Attributable To           Income/          Attributable To
                                  Expense                                    Expense
                                 Variance        Rate         Volume        Variance         Rate         Volume
                                 --------        ----         ------        --------         ----         ------

Interest-earning assets:
  Federal funds sold            $  (107)       $    36        $  (143)       $     7        $   (98)       $   105
  Investment securities            (271)          (166)          (105)          (242)          (400)           158
  Loans                           1,192           (511)         1,703           (203)        (1,235)         1,032
                                -------        -------        -------        -------        -------        -------
Total                               814           (641)         1,455           (438)        (1,733)         1,295
                                -------        -------        -------        -------        -------        -------

Interest-bearing liabilities:
  Demand deposits                   (38)           (59)            21           (117)          (140)            23
  Savings deposits                  (60)          (187)           127           (140)          (289)           149
  Time deposits                  (1,071)          (969)          (102)          (818)        (1,269)           451
  Borrowings                          5             (1)             6             72             51             21
                                -------        -------        -------        -------        -------        -------
Total                            (1,164)        (1,216)            52         (1,003)        (1,647)           644
                                -------        -------        -------        -------        -------        -------
    Net interest income         $ 1,978        $   575        $ 1,403        $   565        $   (86)       $   651
                                =======        =======        =======        =======        =======        =======

------------------------------------------------------------------------------

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

         Total interest income in 2004 increased by 5.88% to $14.66 million from $13.84 million in 2003 after a decrease from $14.28 million in 2002. The increase in total interest income in 2004 was due primarily to an increase in average loans outstanding or approximately 15.13%. The increase in loans as a percentage of total interest-earning assets led to an overall increase in yield on average interest-earning assets of .08% from 2003 to 2004. The decrease in total interest income in 2003 was due to a 94 basis point decrease in yield on interest-earning assets which offset the $25.74 million increase in the average balance of interest-earning assets. Total interest expense decreased by approximately $1,164,000 in 2004 and $1,003,000 in 2003. The decreases each year were the result of decreases in the average rate paid for interest-bearing liabilities of 0.65% and 0.90% for 2004 and 2003 respectively. The effects of changes in volumes and rates on net interest income in 2004 compared to 2003, and 2003 compared to 2002 are shown in Table 2.

         The increase in interest income combined with the decrease in interest expense led to an increase in net yield on interest-earning assets of 0.66%to 4.17% in 2004 compared to 3.51% in 2003.

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

         At the end of 2004, the loan loss reserve was $2,609,759 compared to $2,395,387 in 2003 and $2,189,028 in 2002. The Bank's allowance for loan losses, as a percentage of total loans, at the end of 2004 was 1.31%, compared to 1.34% in 2003, and 1.40% in 2002.

         Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

         Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is traditionally a result of service charges on deposit accounts including charges for insufficient funds checks and fees charged for nondeposit services. Noninterest income decreased by $1,054,386, or 39.61%, to $1,607,262 in 2004 from $2,661,648 in 2003. Noninterest income in 2002 totaled $1,021,301. The decrease from 2003 to 2004 was primarily due to non-recurring gains on the sale of securities which were realized in 2003 as part of the restructuring of a leveraging strategy that the bank implemented in 2002. Gains from this transaction totaled approximately $866,000. These gains, as well as the gains from interest rate swaps, are generally non-recurring in nature, and as such, management does not anticipate similar gains in the future. The primary sources of noninterest income for the past three years are summarized in Table 3.
------------------------------------------------------------------------------

Table 3.  Sources of Noninterest Income (thousands)
------------------------------------------------------------------------------
                                                         2004     2003     2002
                                                        ------   ------   ------

             Service charges on deposit accounts        $  550   $  429   $  355
             Other service charges and fees                198      176      171
             Increase in cash value of life insurance      248      237      225
             Mortgage origination fees                     134      190      113
             Insurance commissions                          16       24       27
             Safe deposit box rental                        32       35       30
             Gain on the sale of securities                 63      920        4
             Gain on interest rate swap                    204      522      -
             Other income                                  162      129       96
                                                        ------   ------   ------
               Total noninterest income                 $1,607   $2,662   $1,021
                                                        ======   ======   ======
------------------------------------------------------------------------------

Other Expense

         The major components of noninterest expense for the past three years are illustrated at Table 4.

         Total noninterest expense increased by $1,130,650 in 2004 and $1,092,412 in 2003, which represents increases of 19.45% and 23.14% respectively. These increases were primarily due to increases in personnel expense, occupancy, equipment and other expenses, resulting from recent branching activity. Two new branch banking facilities in were opened in 2003 and one was opened in 2004.
------------------------------------------------------------------------------

Table 4.  Sources of Noninterest Expense (thousands)
------------------------------------------------------------------------------

                                    2004             2003             2002
                               -----------       ----------       ----------

Salaries & wages               $   3,032.7       $  2,614.4       $  2,169.5
Employee benefits                  1,321.9          1,073.0            816.1
                               -----------       ----------       ----------
Total personnel expense            4,354.6          3,687.4          2,985.6

Director fees                        131.7            106.7             73.8
Occupancy expense                    224.7            180.1            127.2
Computer charges                     151.5            123.7             83.5
Other equipment expense              638.1            501.7            391.4
FDIC/OCC assessments                 111.5            107.5             98.6
Insurance                             70.5             48.3             52.2
Professional fees                     68.5             48.5             48.4
Advertising                          179.8            152.9            142.8
Postage and freight                  164.6            133.8            133.8
Supplies                             183.1            167.3            124.8
Franchise tax                        177.9            165.0            146.5
Telephone                            123.6             94.6             76.4
Travel, dues & meetings               98.3             81.5             74.0
Other expense                        264.8            213.6            161.2
                               -----------       ----------       ----------
   Total noninterest expense   $   6,943.2       $  5,812.6       $  4,720.2
                               ===========       ==========       ==========

------------------------------------------------------------------------------

         The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 58.9% in 2004, 53.5% in 2003 and 54.5% in 2002.

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

         Income tax expense (substantially all Federal) was $1,215,125 in 2004, $1,305,535 in 2003 and $964,103 in 2002 resulting in effective tax rates of 27.3%, 28.1% and 27.5% respectively. The decrease in the effective tax rate for 2004 was due to a slight increase in the percentage of tax-exempt income.

         The Bank's deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in the provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

         Net deferred tax benefits of $842,617 and $698,513 are included in other assets at December 31, 2004 and 2003 respectively. At December 31, 2004, net deferred tax benefits included $154,384 of deferred tax assets applicable to unrealized losses on investment securities available for sale. Accordingly, this amount was not charged to income but recorded directly to the related stockholders' equity account.

Analysis of Financial Condition

         Average earning assets increased 4.39% from December 31, 2003 to December 31, 2004. Total earning assets represented 92.41% of total average assets in 2004 and 92.42% in 2003. The mix of average earning assets changed slightly from 2003 to 2004 as loan growth outpaced deposit growth thereby requiring the reallocation of assets from investment securities and federal funds sold to fund the additional loan growth.
------------------------------------------------------------------------------

Table 5.  Average Asset Mix (dollars in thousands)
------------------------------------------------------------------------------

                                                 2004                                  2003
                                     -----------------------------        ------------------------------

                                       Average                             Average
                                       Balance               %             Balance                %
                                     ---------           ---------        ---------           ----------
Earning assets:
  Loans                              $ 190,028               71.91%       $ 165,058               65.20%
  Investment securities                 42,615               16.13%          45,015               17.78%
  Federal funds sold                    11,572                4.37%          23,878                9.43%
  Deposits in other banks                  -                  0.00%             -                  0.00%
                                     ---------           ---------        ---------           ----------
    Total earning assets               244,215               92.41%         233,951               92.42%
                                     ---------           ---------        ---------           ----------

Nonearning assets:
  Cash and due from banks                7,546                2.86%           7,955                3.65%
  Premises and equipment                 6,505                2.46%           5,283                2.09%
  Other assets                           8,219                3.11%           7,348                2.90%
  Allowance for loan losses             (2,488)              -0.94%          (2,245)              -0.89%
  Unrealized gain on securities            274                0.10%             856                0.34%
                                     ---------           ---------        ---------           ----------
    Total nonearning assets             20,056                7.59%          19,197                7.58%
                                     ---------           ---------        ---------           ----------
    Total assets                     $ 264,271              100.00%       $ 253,148              100.00%
                                     =========           =========        =========           ==========

------------------------------------------------------------------------------

         Average loans for 2004 represented 71.91% of total average assets compared to 65.20% in 2003. Average federal funds sold decreased from 9.43% to 4.37% of total average assets while average investment securities decreased from 17.78% to 16.13% of total average assets over the same time period. The average balance of premises and equipment increased in 2004 commensurate with the construction of new branch banking facilities.

Loans

         Average loans totaled $190.0 million over the year ended December 31, 2004. This represents an increase of 15.1% over the average of $165.1 million for 2003. Average loans increased by 9.3% from 2002 to 2003.

         The loan portfolio is dominated by real estate and commercial loans. These loans accounted for 91.4% of the total loan portfolio at December 31, 2004. This is up from the 90.3% that the two categories maintained at December 31, 2003. The amount of loans outstanding by type at December 31, 2004 and December 31, 2003 and the maturity distribution for variable and fixed rate loans as of December 31, 2004 are presented in Tables 6 & 7 respectively.
------------------------------------------------------------------------------

Table 6.  Loan Portfolio Summary (dollars in thousands)
==============================================================================

                                December 31, 2004   December 31, 2003   December 31, 2002   December 31, 2001   December 31, 2000
                                -----------------   -----------------   -----------------   -----------------   -----------------
                                 Amount     %        Amount     %        Amount     %        Amount     %        Amount     %
                                -------- --------   -------- --------   -------- --------   -------- --------   -------- --------


Construction and development    $ 19,454    9.75%   $ 14,530    8.14%   $  6,040    3.86%   $  3,921    2.75%   $  2,384    1.77%
Residential, 1-4 families         94,655   47.44%     83,824   46.95%     73,135   46.77%     71,731   50.26%     69,567   51.59%
Residential, 5 or more families      692    0.35%        321    0.18%        140    0.09%        -      0.00%         29    0.02%
Farmland                          18,387    9.21%     15,640    8.76%      7,546    4.83%      3,979    2.78%      4,517    3.35%
Nonfarm, nonresidential           31,485   15.78%     31,902   17.86%     35,014   22.39%     31,537   22.10%     27,236   20.20%
                                -------- --------   -------- --------   -------- --------   -------- --------   -------- --------
     Total real estate          $164,673   82.53%   $146,217   81.89%    121,875   77.97%    111,168   77.89%    103,733   76.93%
                                ======== ========   ======== ========   ======== ========   ======== ========   ======== ========


Agricultural                       2,891    1.45%      3,152    1.77%      4,997    3.20%      5,291    3.71%      3,805    2.82%
Commercial                        17,603    8.82%     15,093    8.45%     13,960    8.93%      9,248    6.48%      8,613    6.39%
Consumer                          13,657    6.85%     13,040    7.30%     14,753    9.43%     16,510   11.57%     18,340   13.61%
Other                                698    0.35%      1,048    0.59%        794    0.50%        503    0.35%        342    0.25%
                                -------- --------   -------- --------   -------- --------   -------- --------   -------- --------
     Total                      $199,522  100.00%   $178,550  100.00%   $156,379  100.00%   $142,720  100.00%   $134,833  100.00%
                                ======== ========   ======== ========   ======== ========   ======== ========   ======== ========


------------------------------------------------------------------------------

Table 7.  Maturity Schedule of Loans (dollars in thousands)
------------------------------------------------------------------------------

                                    Real                                             Total
                                               Agricultural    Consumer     ------------------------
                                   Estate     and Commercial   and Other      Amount           %
                                -----------   --------------   ---------    ---------      ---------
Fixed rate loans:
  Three months or less             $  9,134      $  2,347      $  1,766      $ 13,247           6.64%
  Over three to twelve months        25,594         2,690         2,656        30,940          15.51%
  Over one year to five years        19,244         1,221         8,758        29,223          14.65%
  Over five years                    25,858           282           333        26,473          13.26%
                                   --------      --------      --------      --------      ----------
    Total fixed rate loans         $ 79,830      $  6,540      $ 13,513      $ 99,883          50.06%
                                   --------      --------      --------      --------      ----------

Variable rate loans:

  Three months or less             $ 31,083      $ 13,793      $    815      $ 45,691          22.90%
  Over three to twelve months         2,442            98           -           2,540           1.27%
  Over one year to five years        19,117            63            27        19,207           9.63%
  Over five years                    32,201           -             -          32,201          16.14%
                                   --------      --------      --------      --------      ----------

    Total variable rate loans      $ 84,843      $ 13,954      $    842      $ 99,639          49.94%
                                   --------      --------      --------      --------      ----------

Total loans:

  Three months or less             $ 40,217      $ 16,140      $  2,581      $ 58,939          29.54%
  Over three to twelve months        28,036         2,788         2,656        33,480          16.78%
  Over one year to five years        38,361         1,284         8,785        48,431          24.28%
  Over five years                    58,059           282           333        58,672          29.40%
                                   --------      --------      --------      --------      ----------
    Total loans                    $164,673      $ 20,494      $ 14,355      $199,522         100.00%
                                   --------      --------      --------      --------      ==========

------------------------------------------------------------------------------

         Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 6.73% in 2004 compared to an average yield of 7.03% in 2003.

Investment Securities

         The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank's interest rate sensitivity goals, and to generate income.

         Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies and State and

Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2004 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.

         Total investment securities decreased by approximately $2.4 million from December 31, 2003 to December 31, 2004 as proceeds from maturing investment securities were used to fund increased loan demand. The average yield of the investment portfolio decreased to 4.06% for the year ended December 31, 2004 compared to 4.44% for 2003.

------------------------------------------------------------------------------

Table 8.  Investment Securities - Maturity/Yield Schedule (dollars in thousands)
------------------------------------------------------------------------------

                                 In One       After One     After Five       After
                                 Year or        Through       Through         Ten                        Market
                                  Less        Five Years     Ten Years       Years          Total         Value
                               -----------    ----------    ----------    -----------    ----------    ----------
Investment Securities:
U.S. Government agencies       $       -      $      701    $    3,777    $    12,695    $   17,173    $   16,527
Mortgage-backed securities             -              40         4,275          1,028         5,343         5,379
State and municipal securities         290         1,505         3,498          5,538        10,831         3,924
Corporate securities                 1,854           802           200          1,000         3,856        10,930
                               -----------    ----------    ----------    -----------    ----------    ----------

    Total                      $     2,144    $    3,048    $   11,750    $    20,261    $   37,203    $   36,760
                               ===========    ==========    ==========    ===========    ==========    ==========

Weighted average yields:
U.S. Government agencies             0.00%         3.71%         3.79%          4.05%         3.98%
Mortgage-backed securities           0.00%         7.00%         4.59%          5.00%         4.69%
State and municipal securities       5.50%         4.91%         3.99%          3.85%         4.42%
Corporate securities                 6.77%         5.80%         3.00%          4.27%         5.71%
                               -----------    ----------    ----------    -----------    ----------

    Total                            6.60%         4.90%         4.13%          4.05%         4.39%
                               ===========    ==========    ==========    ===========    ==========


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

         Average total deposits for the year ended December 31, 2004 amounted to $225.2 million, which was an increase of $10.6 million, or 4.9% over 2003. Average core deposits totaled $189.8 million in 2004 representing a 6.1% increase over the $178.8 million in 2003. The percentage of the Bank's average deposits that are interest-bearing decreased from 89.0% in 2003 to 87.9% in 2004. Average demand deposits, which earn no interest, increased 15.2% from $23.7 million in 2003 to $27.3 million in 2004. Average deposits for the periods ended December 31, 2004 and December 31, 2003 are summarized in Table 9.

------------------------------------------------------------------------------

Table 9.  Deposit Mix (dollars in thousands)
------------------------------------------------------------------------------

                                                 2004                          2003                             2002
                                   -------------------------------- ------------------------------  ------------------------------
                                    Average    % of Total  Average   Average % of Total   Average    Average  % of Total  Average
                                    Balance     Deposits  Rate Paid  Balance  Deposits   Rate Paid   Balance   Deposits  Rate Paid
                                   ----------  ---------- --------- -------- ----------  ---------  --------- ---------- ---------
Interest-bearing deposits:
  NOW accounts                      $ 20,084       8.9%     0.91%   $ 18,277       8.5%      1.21%  $ 16,950        8.8%     1.99%
  Money Market                        13,514       6.0%     1.28%      9,101       4.2%      1.58%     6,776        3.5%     2.37%
  Savings                             37,247      16.6%     1.30%     33,279      15.5%      1.72%    28,635       14.9%     2.42%
  Small denomination certificates     91,699      40.7%     2.49%     94,497      44.1%      3.23%    86,169       44.9%     4.22%
  Large denomination certificates     35,382      15.7%     2.36%     35,806      16.7%      3.18%    32,651       17.1%     4.18%
                                    --------   --------   -------   --------   --------   --------  --------    --------  --------
    Total interest-bearing deposits  197,926      87.9%     2.00%    190,960      89.0%      2.68%   171,181       89.2%     3.62%
Noninterest-bearing deposits          27,261      12.1%     0.00%     23,671      11.0%      0.00%    20,644       10.8%     0.00%
                                    --------   --------   -------   --------   --------   --------  --------    --------  --------
    Total deposits                  $225,187     100.0%     1.76%   $214,631     100.0%      2.39%  $191,825      100.0%     3.23%
                                    ========   ========   =======   ========   ========   ========  ========    ========  ========


------------------------------------------------------------------------------
         The average balance of certificates of deposit issued in denominations $100,000 or more decreased by $424 thousand, or 1.2%, for the year ended December 31, 2004. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2004.
------------------------------------------------------------------------------

Table 10.  Large Time Deposit Maturities (thousands)
------------------------------------------------------------------------------
        Analysis of time deposits of $100,000 or more at December 31, 2004:

          Remaining maturity of three months or less           $      7,256
          Remaining maturity over three through twelve months        19,915
          Remaining maturity over one through five years              9,498
          Remaining maturity over five years                              -
                                                               ------------
            Total time deposits of $100,000 or more            $     36,669
                                                               ============

------------------------------------------------------------------------------

Equity

         Stockholders' equity amounted to $26.2 million at December 31, 2004, a 6.4% increase over the 2003 year-end total of $24.6 million. The increase resulted from earnings of approximately $3.2 million, less dividends paid and a change in unrealized depreciation of investment securities classified as available for sale. The Company paid dividends of $0.60, $1.00 and $0.46 per share in 2004, 2003 and 2002, respectively.

         Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders' equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2004 the Bank has a ratio of Tier 1 capital to risk-weighted assets of 12.2% and a ratio of total capital to risk-weighted assets of 13.4%.

Off-Balance Sheet Arrangements

         For more information regarding financial instruments with off-balance sheet risk, see Note 15 to the Company's Consolidated Financial Statements.

------------------------------------------------------------------------------

Table 11.  Bank's Year-end Risk-Based Capital (dollars in thousands)
------------------------------------------------------------------------------
                                                        2004           2003
                                                      --------       --------

    Tier 1 capital                                    $ 22,004       $ 20,292
    Qualifying allowance for loan losses
      (limited to 1.25% of risk-weighted assets)         2,264          2,159
                                                      --------       --------
    Total regulatory capital                          $ 24,268       $ 22,451
                                                      ========       ========
    Total risk-weighted assets                        $180,782       $172,500
                                                      ========       ========

    Tier 1 capital as a percentage of
      risk-weighted assets                              12.2%          11.8%
    Total regulatory capital as a percentage of
      risk-weighted assets                              13.4%          13.0%
    Leverage ratio*                                      8.5%           7.8%

    *Tier 1 capital  divided by average total assets for
     the quarter ended  December 31 of each year.
    --------------------------------------------------------------------

         In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator's evaluation of the Bank's overall safety and soundness. As of December 31, 2004, the Bank had a ratio of year-end Tier 1 capital to average total assets for the fourth quarter of 2004 of 8.5%. Table 11 sets forth summary information with respect to the Bank's capital ratios at December 31, 2004. All capital ratio levels indicate that the Bank is well capitalized.

         At December 31, 2004 the Company had 1,718,968 shares of common stock outstanding, which were held by approximately 700 shareholders of record.

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

         Nonperforming assets at December 31, 2004 and 2003 are analyzed in Table 12.

------------------------------------------------------------------------------

Table 12.  Nonperforming Assets (dollars in thousands)
------------------------------------------------------------------------------


                                  December 31, 2004    December 31, 2003  December 31, 2002  December 31, 2001   December 31, 2000
                                --------------------  ------------------  -----------------  ------------------  ------------------
                                Amount    % of Loans  Amount  % of Loans  Amount % of Loans  Amount  % of Loans  Amount  % of Loans
                                ------    ----------  ------  ----------  ------ ----------  ------  ----------  ------  ----------

Nonaccrual loans                $   690        0.3%   $ 1,435      0.8%  $   649      0.4%   $ 1,219      0.9%   $   687      0.5%
Restructured loans                1,802        0.9%       484      0.3%      384      0.2%       334      0.2%       368      0.3
Loans past due 90 days or more      635        0.3%     2,119      1.2%    1,883      1.2%     1,718      1.2%       623      0.5%
                                -------   ---------   ------- ---------  -------   -------   -------    ------   -------    ------
    Total nonperforming assets  $ 3,127        1.5%   $ 4,038      2.3%  $ 2,916      1.8%   $ 3,271      2.3%   $ 1,678      1.3%
                                =======   =========   ======= =========  =======   =======   =======    ======   =======    ======

------------------------------------------------------------------------------

         Total nonperforming assets were 1.5% and 2.3% of total outstanding loans as of December 31, 2004 and 2003 respectively.

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
------------------------------------------------------------------------------

Table 13.  Loan Losses (thousands)
------------------------------------------------------------------------------

                                             2004              2003               2002             2001               2000
                                          -----------       -----------       -----------       -----------       -----------

Allowance for loan losses, beginning      $ 2,395,387       $ 2,189,028       $ 1,821,966       $ 1,760,999       $ 1,731,096
Provision for loan losses, added              390,000           410,000           441,000           280,000           280,000
Charge-offs:
    Real estate                               (42,827)          (26,195)         (100,000)         (124,547)          (41,739)
    Commercial and agricultural               (78,959)          (86,627)          (42,207)          (44,274)         (231,472)
    Consumer and other                       (154,703)         (194,601)         (121,796)         (139,071)         (100,933)
Recoveries:
    Real estate                                 1,456             5,308            26,477            24,845            13,649
    Commercial and agricultural                69,042            52,056           137,141            25,132            85,257
    Consumer and other                         30,363            46,418            26,447            38,882            25,141
                                          -----------       -----------       -----------       -----------       -----------
Net charge-offs                              (175,628)         (203,641)          (73,938)         (219,033)         (250,097)
                                          -----------       -----------       -----------       -----------       -----------
Allowance for loan losses, ending         $ 2,609,759       $ 2,395,387       $ 2,189,028       $ 1,821,966       $ 1,760,999
                                          ===========       ===========       ===========       ===========       ===========

------------------------------------------------------------------------------
------------------------------------------------------------------------------
Table 14.  Allocation of the Reserve for Loan Losses (thousands)
------------------------------------------------------------------------------

                                             2004            2003                2002               2001               2000
                                     ------------------ ------------------ ------------------ ------------------ ------------------
                                               % of               % of                % of               % of              % of
                                             Loans to           Loans to            Loans to           Loans to          Loans to
                                     Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans
                                     ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------ -----------
Balance at the end of the period
applicable to:

Commercial and agricultural         $  569     10.27%   $  773    10.22%   $  977   12.13%    $  547   10.19%    $  440     9.21%
Real estate - construction             -        9.75%      -       8.14%      -      3.86%       -      2.75%       -       1.77%
Real estate - mortgage                 663     72.78%      559    73.75%      495   74.08%       820   75.14%       793    75.16%
Consumer and other                   1,378      7.20%    1,063     7.89%      717    9.93%       455   11.92%       528    13.86%
    Total                           $2,610    100.00%   $2,395   100.00%   $2,189  100.00%    $1,822  100.00%    $1,761   100.00%

------------------------------------------------------------------------------

Liquidity

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

         The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 21.8% at December 31, 2004 compared to 28.9% at December 31, 2003. These ratios are considered to be adequate by management.

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

         The primary goals of the investment portfolio are liquidity management and maturity gap management. As investment securities mature the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased, otherwise the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a significant portion of its investment portfolio in unpledged assets that are less than 60 months to maturity or next repricing date. These investments are a preferred source of funds in that they can be disposed of in any interest rate environment without causing significant damage to that quarter's profits.

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

------------------------------------------------------------------------------

Table 15.  Key Financial Ratios
------------------------------------------------------------------------------
                                       2004             2003           2002
                                   -------------     ------------   ------------

Return on average assets                  1.23%            1.32%          1.13%
Return on average equity                 12.56%           13.66%         11.40%
Dividend payout ratio                    31.82%           51.49%         31.17%
Average equity to average assets          9.76%            9.66%          9.88%

------------------------------------------------------------------------------

------------------------------------------------------------------------------

Table 16.  Quarterly Data  (unaudited)  (dollars in thousands,  except per share data)
------------------------------------------------------------------------------

                                                                Years Ended December 31,
                                  ------------------------------------------------------------------------------------------
                                                    2004                                           2003
                                   Fourth     Third      Second       First      Fourth       Third       Second      First
                                  Quarter    Quarter     Quarter     Quarter     Quarter     Quarter      Quarter    Quarter
                                  -------    -------     -------     -------     -------     -------      -------    -------

Interest and dividend income      $3,684      $3,759      $3,636      $3,577      $3,396      $3,491      $3,485      $3,470
Interest expense                   1,111       1,101       1,109       1,152       1,241       1,381       1,485       1,530
                                  ------      ------      ------      ------      ------      ------      ------      ------

Net interest income                2,573       2,658       2,527       2,425       2,155       2,110       2,000       1,940
Provision for loan losses            105         105          90          90         120         110          90          90
                                  ------      ------      ------      ------      ------      ------      ------      ------
Net interest income, after
   provision for loan losses       2,468       2,553       2,437       2,335       2,035       2,000       1,910       1,850
Noninterest income                   497         303         533         274         454         811         293       1,104
Noninterest expenses               1,890       1,733       1,723       1,598       1,550       1,554       1,388       1,321
                                  ------      ------      ------      ------      ------      ------      ------      ------

Income before income taxes         1,075       1,123       1,247       1,011         939       1,257         815       1,633
Provision for income taxes           309         297         347         262         259         357         203         487
                                  ------      ------      ------      ------      ------      ------      ------      ------

Net income                        $  766      $  826      $  900      $  749      $  680      $  900      $  612      $1,146
                                  ======      ======      ======      ======      ======      ======      ======      ======

Net income per share              $ 0.45      $ 0.48      $ 0.52      $ 0.44      $ 0.40      $ 0.52      $ 0.36      $ 0.67
                                  ======      ======      ======      ======      ======      ======      ======      ======

------------------------------------------------------------------------------

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 17 shows the sensitivity of the Bank's balance sheet on December 31, 2004. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2004, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to change in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

         Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

------------------------------------------------------------------------------

Table 17.  Interest Rate Sensitivity (dollars in thousands)
------------------------------------------------------------------------------

                                                                 December 31, 2004
                                                                Maturities/Repricing
                                     --------------------------------------------------------------------------

                                      1 to 3          4 to 12         13 to 60         Over 60
                                      Months           Months          Months           Months          Total
                                     ---------       ---------       ---------        ---------       ---------
Interest-Earning Assets:
Federal funds sold                   $   8,833       $     -         $     -          $     -         $   8,833
Investments                              2,015           4,537          22,367            8,284          37,203
Loans                                   66,266          39,711          53,958           39,587         199,522
                                     ---------       ---------       ---------        ---------       ---------
  Total                              $  77,114       $  44,248       $  76,325        $  47,871       $ 245,558
                                     =========       =========       =========        =========       =========

Interest-Bearing Liabilities:
NOW accounts                         $  21,353       $     -         $     -          $     -         $  21,353
Money market                            13,886             -               -                -            13,886
Savings                                 37,603             -               -                -            37,603
Certificates of deposit                 26,783          66,775          33,090          126,648
Borrowings                               2,000             -            10,000              -            12,000
                                     ---------       ---------       ---------        ---------       ---------
  Total                              $ 101,625       $  66,775       $  43,090        $     -         $ 211,490
                                     =========       =========       =========        =========       =========

Interest sensitivity gap             $ (24,511)      $ (22,527)      $  33,235        $  47,871       $  34,068
Cumulative interest
  sensitivity gap                    $ (24,511)      $ (47,038)      $ (13,803)       $  34,068       $  34,068
Ratio of sensitivity gap to
  total earning assets                  -10.0%           -9.2%            13.5%            19.5%           13.8%
Cumulative ratio of sensitivity
  gap to total earning assets           -10.0%          -19.2%           -5.7%             13.8%           13.8%

------------------------------------------------------------------------------
         The Company uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 17).

         The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 300 basis points up or down over a 12-month period. Table 18 presents the Bank's forecasts for changes in net income and market value of equity as of December 31, 2004.

------------------------------------------------------------------------------

Table 18.  Interest Rate Risk (dollars in thousands)
------------------------------------------------------------------------------

                                                Rate Shocked Net Interest Income and Market Value of Equity
----------------------------------------------------------------------------------------------------------------------

                   Rate Change         -300bp      -200bp     -100bp       0bp        +100bp     +200bp      +300bp
                                       ------      ------     ------       ---        ------     ------      ------
Net Interest Income:

Net Interest Income                    $ 10,597    $ 10,604   $ 10,570    $ 10,414    $ 10,258   $ 10,105     $ 9,956
Change                                 $    183    $    190   $    156    $      -    $   (156)  $   (309)    $  (458)
Change percentage                         1.76%       1.82%      1.50%       0.00%      -1.50%     -2.96%      -4.40%

Market Value of Equity                 $ 32,152    $ 27,890   $ 24,942    $ 22,725    $ 20,756   $ 18,944    $ 17,266

------------------------------------------------------------------------------



Item 8.           Financial Statements and Supplementary Data

         Pursuant to General Instruction G(2) of Form 10-K, the following financial statements in the Company's 2004 Annual Report to Shareholders are incorporated herein by reference.

         Independent Auditor's Report
         Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Income for the Years Ended December 31,
             2004,   2003,   and  2002
         Consolidated   Statements  of Changes  in  Shareholders' Equity for the
             Years Ended December 31, 2004,  2003, and 2002
         Consolidated Statements  of Cash Flows for the Years Ended December 31,
             2004, 2003, and 2002
         Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

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

         The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There were no changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

         None.


PART III
--------


Item 10.          Directors and Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Election of Directors" (except for the information set forth under the headings "Election of Directors--Security Ownership of Management" and "Election of Directors--Security Ownership of Certain Beneficial Owners"), "Corporate Governance and the Board of Directors--Code of Ethics" and "Corporate Governance and the Board of Directors--Audit Committee" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.          Executive Compensation

         Pursuant  to General  Instruction  G(3) of Form 10-K,  the  information contained under the heading "Compensation and Transactions With Management" (except for the information set forth under the heading "Compensation and Transactions with Management--Salary Committee Report on Executive Compensation") and "Corporate Governance and the Board of Directors--Director Compensation" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Election of Directors--Security Ownership of Management" and "Election of Directors--Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Compensation and Transactions with Management--Transactions with Management" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.          Principal Accounting Fees and Services

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Audit Information" (except for information set forth under the heading "Audit Information--Audit Committee Report") in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV
-------


Item 15.         Exhibits, Financial Statement Schedules

         (a)   (1) and (2).  The   response   to   this  portion  of  Item 15 is
               submitted as a separate section of this report.

               (3). Exhibits:

               3.1  Articles  of  Incorporation  of  the  Company,  incorporated
                    herein  by  reference  to  Exhibit  3.1  of  the   Company's
                    Registration Statement on Form 10, File No. 0-30535.

               3.2  Bylaws of the Company,  incorporated  herein by reference to
                    Exhibit 3.2 of the Company's Registration Statement on Form 10, File No. 0-30535.

               13.1 2004 Annual Report to Shareholders.

               21.1 Subsidiary of the Company,  incorporated herein by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

               31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

               31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

               32.1 Statement  of Chief  Executive  Officer and Chief  Financial
                    Officer Pursuant to 18 U.S.C. ss. 1350.


         (b)   Exhibits

               The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

         (c)   Financial Statement Schedules

               The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GRAYSON BANKSHARES, INC.

Date:    March 30, 2005                By: /s/  Jacky K. Anderson
                                           -------------------------------------
                                           Jacky K. Anderson
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                     Date
         ---------                          -----                     ----

/s/ Jacky K. Anderson            President and                  March 30, 2005
---------------------------      Chief Executive Officer
Jacky K. Anderson                (Principal Executive Officer)

/s/ Blake M. Edwards, Jr.        Chief Financial Officer        March 30, 2005
---------------------------      (Principal Financial and
Blake M. Edwards, Jr.            Accounting Officer)

/s/ Dennis B. Gambill              Director                     March 30, 2005
---------------------------
Dennis B. Gambill

/s/ Julian L. Givens               Director                     March 30, 2005
---------------------------
Julian L. Givens

/s/ Jack E. Guynn, Jr.             Director                     March 30, 2005
---------------------------
Jack E. Guynn, Jr.

                                   Director                     March 30, 2005
---------------------------
Thomas M. Jackson, Jr.

                                   Director                     March 30, 2005
---------------------------
Fred B. Jones

                                   Director                     March 30, 2005
---------------------------
Jean W. Lindsey

/s/ Carl J. Richardson             Director                     March 30, 2005
---------------------------
Carl J. Richardson

/s/ Charles T. Sturgill            Director                     March 30, 2005
---------------------------
Charles T. Sturgill

                                   Director                     March 30, 2005
---------------------------
J. David Vaughn