Form 10-Q
period 2005-03-31
GRAYSON BANKSHARES INC
filed 2005-05-16
CIK 883758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ___    No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,718,968 shares of Common Stock, par value

$1.25 per share, outstanding as of April 30, 2005.

PART I     FINANCIAL INFORMATION

Part I:  Financial Information

Item 1:  Financial Statements

Grayson Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

Assets	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
Cash and due from banks	$ 7,324,676	$10,032,399
Federal funds sold	8,672,819	8,833,069
Investment securities available for sale	32,819,705	33,786,785
Investment securities held to maturity	2,980,369	2,975,455
Restricted equity securities	1,159,650	1,147,050
Loans, net of allowance for loan losses of $2,686,858 at March 31, 2005 and $2,609,759 at December 31, 2004	203,794,744	196,911,871
Cash value of life insurance	4,982,722	4,925,722
Foreclosed assets	-	65,000
Property and equipment, net	7,238,804	7,316,750
Accrued income	1,827,912	1,833,728
Other assets	2,751,558	2,387,052
	$ 273,552,959	$ 270,214,881

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$ 32,351,023	$31,569,179
Interest-bearing demand deposits	21,129,970	21,352,601
Savings deposits	49,066,941	51,489,408
Large denomination time deposits	39,619,243	36,668,682
Other time deposits	91,435,337	89,979,474
Total deposits	233,602,514	231,059,344

FHLB advances	12,000,000	12,000,000
Accrued interest payable	536,333	253,652
Other liabilities	943,258	724,839
	247,082,105	244,037,835

Commitments and contingencies

Stockholders’ equity
Preferred stock, $25 par value; 500,000 shares authorized; none issued	-	-
Common stock, $1.25 par value; 5,000,000 shares authorized; 1,718,968 shares issued and outstanding	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	24,291,566	23,797,289
Accumulated other comprehensive income	(491,047)	(290,578)
	26,470,854	26,177,046
	$ 273,552,959	$270,214,881

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
Interest income:	(Unaudited)	(Unaudited)
Loans and fees on loans	$ 3,494,437	$ 3,075,099
Federal funds sold	50,160	33,043
Investment securities:
Taxable	300,312	349,608
Exempt from federal income tax	100,357	118,899
	3,945,266	3,576,649

Interest expense:
Deposits	1,026,048	1,036,532
Interest on borrowings	124,000	115,268
	1,150,048	1,151,800
Net interest income	2,795,218	2,424,849

Provision for loan losses	105,000	90,000
Net interest income after provision for loan losses	2,690,218	2,334,849

Noninterest income:
Service charges on deposit accounts	106,040	116,619
Other income	179,196	157,596
	285,236	274,215

Noninterest expense:
Salaries and employee benefits	1,214,972	1,021,995
Occupancy expense	69,490	58,477
Equipment expense	192,397	155,113
Other expense	466,473	362,422
	1,943,332	1,598,007
Income before income taxes	1,032,122	1,011,057

Income tax expense:	280,000	262,000
Net income	$ 752,122	$ 749,057

Basic earnings per share	$ .44	$ .44
Weighted average shares outstanding	1,718,968	1,718,968

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Three Months ended March 31, 2005 (unaudited) and the Year ended December 31, 2004 (audited)

	Common Stock			Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2003	1,718,968	$2,148,710	$521,625	$21,587,202	$ 343,259	$ 24,600,796

Comprehensive income
Net income	-	-	-	3,241,468	-	3,241,468
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(305,101)	-	-	-	-	(592,254)	(592,254)
Reclassification adjustment, net of taxes of $(21,421)	-	-	-	-	(41,583)	(41,583)
Total comprehensive income						2,607,631

Dividends paid ($.60 per share)	-	-	-	(1,031,381)	-	(1,031,381)

Balance, December 31, 2004	1,718,968	2,148,710	521,625	23,797,289	(290,578)	26,177,046

Comprehensive income
Net income	-	-	-	752,122	-	752,122
Net change in unrealized appreciation on investment securities available for sale, net of taxes of $(103,277)	-	-	-	-	(200,469)	(200,469)
Total comprehensive income						551,653

Dividends paid ($.15 per share)	-	-	-	(257,845)	-	(257,845)
Balance, March 31, 2005	1,718,968	$2,148,710	$521,625	$24,291,566	$ (491,047)	$ 26,470,854

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$ 752,122	$ 749,057
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	174,000	137,500
Provision for loan losses	105,000	90,000
Deferred income taxes	65,000	311,000
Net realized gains on securities	-	(33,015)
Accretion of discount on securities, net of amortization of premiums	23,288	63,921
Deferred compensation	2,100	1,361
Changes in assets and liabilities:
Cash value of life insurance	(57,000)	(60,000)
Accrued income	5,816	51,228
Other assets	(326,234)	(933,694)
Accrued interest payable	282,681	283,632
Other liabilities	216,319	(180,178)
Net cash provided by operating activities	1,243,092	480,812

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	160,250	(1,541,820)
Purchases of investment securities	(500,000)	(4,190,011)
Sales of investment securities	-	2,639,145
Maturities of investment securities	1,135,137	1,815,404
Purchases of restricted equity securities	(12,600)	-
Net increase in loans	(6,987,873)	(5,254,322)
Net decrease in foreclosed assets	65,000	-
Purchases of property and equipment, net of sales	(96,054)	(54,145)
Net cash used in investing activities	(6,236,140)	(6,585,749)

Cash flows from financing activities:
Net increase (decrease) in demand, savings and NOW deposits	781,844	(1,393,903)
Net increase (decrease) in time deposits	1,761,326	(2,589,947)
Dividends paid	(257,845)	(223,466)
Net increase in other borrowings	-	5,000,000
Net cash provided by financing activities	2,285,325	792,684
Net (decrease) in cash and cash equivalents	(2,707,723)	(5,312,253)

Cash and cash equivalents, beginning	10,032,399	11,748,140
Cash and cash equivalents, ending	$ 7,324,676	$ 6,435,887

Supplemental disclosure of cash flow information:
Interest paid	$ 867,367	$ 868,168
Taxes paid	$ -	$ 2,535

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

Grayson Bankshares, Inc. (the “Company”) was incorporated as a Virginia corporation on February 3, 1992 to acquire the stock of The Grayson National Bank (the “Bank”) in a bank holding company reorganization.  The Bank was acquired by the Company on July 1, 1992.

The Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through eight banking offices.  As an FDIC-insured National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency.  The Company is regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements as of March 31, 2005 and for the periods ended March 31, 2005 and 2004 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2004, included in the Company’s Form 10-K for the fiscal year ended December 31, 2004.  The results of operati ons for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2005 and 2004.

	2005	2004
Balance, beginning	$ 2,609,759	$ 2,395,387
Provision charged to expense	105,000	90,000
Recoveries of amounts charged off	8,950	10,213
Amounts charged off	(36,851)	(83,424)
Balance, ending	$ 2,686,858	$ 2,412,176

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2005 and 2004 follows:

	2005	2004
Tax at statutory federal rate	$ 350,921	$ 343,759
Tax exempt interest income	(41,891)	(47,205)
Other tax exempt income	(34,601)	(40,294)
Other	5,571	5,740
	$ 280,000	$ 262,000

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The following is a summary of net periodic pension costs for the quarters ended March 31, 2005 and 2004.

	2005	2004
Service cost	$ 74,839	$ 55,293
Interest cost	70,691	60,268
Expected return on plan assets	(68,097)	(46,194)
Amortization of net obligation at transition	(9)	(9)
Amortization of prior service cost	2,516	2,516
Amortization of net (gain) or loss	21,508	15,023
Net periodic benefit cost	$ 101,448	$ 86,897

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at March 31, 2005 and 2004 is as follows:

	2005	2004
Commitments to extend credit	$ 15,236,461	$ 7,807,626
Standby letters of credit	-	-
	$ 15,236,461	$ 7,807,626

Commitments to extend credit are agreements to lend to a customer, at a fixed or variable interest rate, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Total interest income increased by $368,617 for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, while interest expense on deposits and other borrowings decreased by $1,752 over the same period.  The increase in interest income was attributable to an increase in average loans outstanding combined with recent increases in interest rates. The increase in interest income and slight decrease in interest expense resulted in an increase in net interest income of $370,369 or 15.27%.

Other income was $285,236 in the first quarter of 2005 compared to $274,215 in the first quarter of 2004.  The increase was due primarily to an increase in mortgage origination fees.

The provision for credit losses was $105,000 for the quarter ended March 31, 2005 and $90,000 for the same period in 2004.  The reserve for loan losses at March 31, 2005 was approximately 1.30% of total loans.  Management believes the provision and the resulting allowance for loan losses are adequate.

Total other expenses increased by $345,325, or 21.61%, for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.  Increases in salaries and employee benefits came as a result of cost increases for employee medical benefits and defined-benefit retirement plans as well as the addition of employees to staff a new branch banking facility that was opened in December 2004.  Increases in occupancy, equipment and other expenses came as a result of the branching activity and overall growth of the Company.

The increases in net interest income and other income, combined with the increase in other expenses, resulted in an increase in net income before taxes of $21,065, for the quarter ended March 31, 2005, compared to the same quarter in 2004.  After an increase in income tax expense of $18,000, net income increased slightly to $752,122 compared to $749,057 last year.

Financial Condition

Total assets increased by $3,338,078, or 1.24% from December 31, 2004 to March 31, 2005.  Net loans increased by $6,882,873, federal funds sold decreased by $160,250 and investment securities decreased by $962,166.

Total deposits increased by $2,543,170, or 1.10% from December 31, 2004 to March 31, 2005.  Deposit growth has been slower in recent months due to the overall lack of deposit growth in the Company’s market area. Federal Home Loan Bank advances were $12,000,000 at each of March 31, 2005 and December 31, 2004.

Shareholders’ equity totaled $26,470,854 at March 31, 2005 compared to $26,177,046 at December 31, 2004.  The $293,808 increase was the result of earnings for the three months combined with a decrease in the market value of securities classified as available for sale of $200,469, and the payment of dividends of $257,845.

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

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss.  Federal fund lines available from correspondent banks totaled $14,000,000 at March 31, 2005.  No balances were outstanding on these lines at March 31, 2005 or December 31, 2004.  Borrowings from the Federal Home Loan Bank totaled $12,000,000 at December 31, 2004 and March 31, 2005.  The remaining unused credit line from the Federal Home Loan Bank as of March 31, 2005 is approximately $30,800,000.

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

The Bank’s investment security portfolio also serves as a source of liquidity.  The primary goals of the investment portfolio are liquidity management and maturity gap management.  As investment securities mature, the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased, otherwise the proceeds are reinvested in similar investment securities.  The majority of investment security transactions consist of replacing securities that have been called or matured.  The Bank keeps a significant portion of its investment portfolio in unpledged assets that are less than 24 months to maturity.  These investments are a preferred source of funds in that they can be disposed of in any interest rate environment without causing significant damage to that quarter’s profits.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company.   Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  For additional information on known and unknown risks, see the “Caution About Forward Looking Statements” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Part I:  Financial Information

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

The principal goals of the Bank’s asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk.  Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income that could result from interest rate changes.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships.  Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period.  The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $417,000, or 3.65%, while a similar decrease in rates would result in an increase in net interest income of $131,000, or 1.14%.  The model also incorporates Management’s forecasts for balance sheet growth, noninterest income and noninterest expense.  The interest rate scenarios are used for analytical purposes and do not represent Management’s view of future market movements.  Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company.  Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model.  While the earnings sensitivity analysis incorporates Management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

Part I:  Financial Information

Item 4:  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic filings with the Securities and Exchange Commission.

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

Date:  May 16, 2005

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