Form 10-Q
period 2005-06-30
GRAYSON BANKSHARES INC
filed 2005-08-15
CIK 883758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

$1.25 per share, outstanding as of July 31, 2005.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets—June 30, 2005
and December 31, 2004	3

Consolidated Statements of Income—Six Months Ended
June 30, 2005 and June 30, 2004	4

Consolidated Statements of Income—Three Months Ended
June 30, 2005 and June 30, 2004	5

Consolidated Statements of Stockholders’ Equity—Six Months
Ended June 30, 2005 and Year Ended December 31, 2004	6

Consolidated Statements of Cash Flows—Six Months Ended
June 30, 2005 and June 30, 2004	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

Part I.  Financial Information

Item 1.  Financial Statements

Grayson Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

Assets	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Cash and due from banks	$8,586,626	$10,032,399
Federal funds sold	9,426,882	8,833,069
Investment securities available for sale	33,026,601	33,786,785
Investment securities held to maturity	2,960,298	2,975,455
Restricted equity securities	1,519,650	1,147,050
Loans, net of allowance for loan losses of $2,680,136
at June 30, 2005 and $2,609,759 at December 31, 2004	211,154,626	196,911,871
Cash value of life insurance	5,039,722	4,925,722
Foreclosed assets	-	65,000
Property and equipment, net	7,121,569	7,316,750
Accrued income	2,206,428	1,833,728
Other assets	2,671,733	2,387,052
	$283,714,135	$270,214,881

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$31,483,798	$31,569,179
Interest-bearing demand deposits	22,370,562	21,352,601
Savings deposits	45,988,178	51,489,408
Large denomination time deposits	41,703,296	36,668,682
Other time deposits	93,844,239	89,979,474
Total deposits	235,390,073	231,059,344

FHLB advances	20,000,000	12,000,000
Accrued interest payable	373,436	253,652
Other liabilities	999,652	724,839
	256,763,161	244,037,835

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $25 par value; 500,000 shares authorized; none issued	-	-
Common stock, $1.25 par value; 5,000,000 shares authorized; 1,718,968 shares issued and outstanding	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	24,763,624	23,797,289
Accumulated other comprehensive income (loss)	(482,986)	(290,578)
	26,950,974	26,177,046
	$283,714,135	$270,214,881

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Six Months ended June 30, 2005 and 2004

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Interest income:
Loans and fees on loans	$7,180,054	$6,222,293
Federal	115,496	59,767
Investment securities:
Taxable	600,556	696,633
Exempt from federal income tax	204,930	233,896
	8,101,036	7,212,589
Interest expense:
Deposits	2,139,675	2,000,055
Interest on borrowings	342,000	260,885
	2,481,675	2,260,940
Net interest income	5,619,361	4,951,649

Provision for loan losses	210,000	180,000
Net interest income after provision for loan losses	5,409,361	4,771,649

Noninterest income:
Service charges on deposit accounts	240,054	252,704
Increase in cash value of life insurance	114,000	120,000
Net realized gains (losses) on securities	(3,763)	60,129
Other income	236,669	374,745
	586,960	807,578

Noninterest expense:
Salaries and employee benefits	2,465,869	2,124,520
Occupancy expense	136,770	109,734
Equipment expense	392,737	305,160
Other expense	952,919	782,016
	3,948,295	3,321,430
Income before income taxes	2,048,026	2,257,797

Income tax expense	566,000	609,000
Net income	$1,482,026	$1,648,797

Basic earnings per share	$.86	$.96
Weighted average shares outstanding	1,718,968	1,718,968

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months ended June 30, 2005 and 2004

	Three Months Ended
	June 30,
	2005	2004
Interest income:	(Unaudited)	(Unaudited)
Loans and fees on loans	$ 3,685,617	$ 3,147,194
Federal funds sold	65,336	26,724
Investment securities:
Taxable	300,244	347,025
Exempt from federal income tax	104,573	114,997
	4,155,770	3,635,940

Interest expense:
Deposits	1,113,627	963,523
Interest on borrowings	218,000	145,617
	1,331,627	1,109,140
Net interest income	2,824,143	2,526,800

Provision for loan losses	105,000	90,000
Net interest income after
provision for loan losses	2,719,143	2,436,800

Noninterest income:
Service charges on deposit accounts	134,014	136,085
Increase in cash value of life insurance	57,000	60,000
Net realized gains (losses) on securities	(3,763)	27,114
Other income	114,473	310,164
	301,724	533,363

Noninterest expense:
Salaries and employee benefits	1,250,897	1,102,525
Occupancy expense	67,280	51,257
Equipment expense	200,340	150,047
Other expense	486,446	419,594
	2,004,963	1,723,423
Income before income taxes	1,015,904	1,246,740

Income tax expense	286,000	347,000
Net income	$ 729,904	$ 899,740

Basic earnings per share	$ .42	$ .52
Weighted average shares outstanding	1,718,968	1,718,968

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Six Months ended June 30, 2005 (unaudited) and the Year ended December 31, 2004 (audited)

	Common Stock			Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2003	1,718,968	$2,148,710	$521,625	$21,587,202	$343,259	$24,600,796

Comprehensive income
Net income	-	-	-	3,241,468	-	3,241,468
Net change in unrealized
appreciation on investment
securities available for
sale, net of taxes of $(305,101)	-	-	-	-	(592,254)	(592,254)
Reclassification adjustment,
net of taxes of $(21,421)	-	-	-	-	(41,583)	(41,583)
Total comprehensive income						2,607,631

Dividends paid ($.60 per share)	-	-	-	(1,031,381)	-	(1,031,381)

Balance, December 31, 2004	1,718,968	2,148,710	521,625	23,797,289	(290,578)	26,177,046

Comprehensive income
Net income	-	-	-	1,482,026	-	1,482,026
Net change in unrealized
appreciation on investment
securities available for
sale, net of taxes of $28,200	-	-	-	-	54,740	54,740
Reclassification adjustment,
net of taxes of $1,279	-	-	-	-	2,484	2,484
Unrealized loss on interest
rate swap	-	-	-	-	(249,632)	(249,632)
Total comprehensive income						1,289,618

Dividends paid
($.30 per share)	-	-	-	(515,690)	-	(515,690)

Balance, June 30, 2005	1,718,968	$2,148,710	$521,625	$24,763,625	$(482,986)	$26,950,974

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2005 and 2004

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$ 1,482,026	$ 1,648,797
Adjustments to reconcile net income
to net cash provided by operations:
Depreciation and amortization	348,000	275,000
Provision for loan losses	210,000	180,000
Deferred income taxes	29,000	254,000
Net realized (gains) losses on securities	3,763	(60,129)
Accretion of discount on securities, net of
amortization of premiums	40,448	132,730
Deferred compensation	2,770	4,152
Changes in assets and liabilities:
Cash value of life insurance	(114,000)	(120,000)
Accrued income	(372,700)	(227,577)
Other assets	(214,561)	(744,664)
Accrued interest payable	119,784	(11,517)
Other liabilities	(106,188)	(140,268)
Net cash provided by operating activities	1,428,342	1,190,524

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(593,813)	10,958,342
Purchases of investment securities	(2,992,249)	(11,630,629)
Sales of investment securities	1,932,481	4,426,299
Maturities of investment securities	1,877,601	3,519,125
Purchases of restricted equity securities	(372,600)	129,600
Net increase in loans	(14,452,755)	(12,423,341)
Net decrease in foreclosed assets	65,000	-
Purchases of property and equipment, net of sales	(152,819)	(503,714)
Net cash used in investing activities	(14,689,154)	(5,524,318)

Cash flows from financing activities:
Net increase (decrease) in demand,
savings and NOW deposits	(4,568,650)	592,205
Net increase (decrease) in time deposits	8,899,379	(4,649,700)
Dividends paid	(515,690)	(446,932)
Net increase in other borrowings	8,000,000	5,000,000
Net cash provided by financing activities	11,815,039	495,573
Net (decrease) in cash and cash equivalents	(1,445,773)	(3,838,221)

Cash and cash equivalents, beginning	10,032,399	11,748,140
Cash and cash equivalents, ending	$ 8,586,626	$ 7,909,919

Supplemental disclosure of cash flow information:
Interest paid	$ 2,361,891	$ 2,272,457
Taxes paid	$ 484,000	$ 257,175

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

The consolidated financial statements as of June 30, 2005 and for the periods ended June 30, 2005 and 2004 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2004, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission.  The results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2005 and 2004.

	2005	2004
Balance, beginning	$ 2,609,759	$2,395,387
Provision charged to expense	210,000	180,000
Recoveries of amounts charged off	21,472	64,657
Amounts charged off	(161,095)	(151,470)
Balance, ending	$ 2,680,136	$2,488,574

Note 3.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2005 and 2004 follows:

	2005	2004
Tax at statutory federal rate	$ 696,329	$ 767,651
Tax exempt interest income	(81,471)	(92,677)
Other tax exempt income	(69,985)	(84,107)
Other	21,127	18,133
	$ 566,000	$ 609,000

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The following is a summary of net periodic pension costs for the six-month periods ended June 30, 2005 and 2004.

	2005	2004
Service cost	$ 149,678	$ 110,586
Interest cost	141,382	120,536
Expected return on plan assets	(136,194)	(92,388)
Amortization of net obligation at transition	(18)	(18)
Amortization of prior service cost	5,032	5,032
Amortization of net (gain) or loss	43,016	30,046
Net periodic benefit cost	$ 202,896	$ 173,794

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at June 30, 2005 and 2004 is as follows:

	2005	2004
Commitments to extend credit	$14,265,127	$9,630,828
Standby letters of credit	-	-
	$14,265,127	$9,630,828

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

Part I.  Financial Information

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

The Bank operates for the primary purpose of meeting the banking needs of individuals and small to medium sized businesses in the Bank’s service area, while developing personal, hometown associations with these customers.  The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services.  The Bank’s primary sources of revenue are interest income from its lending activities, and, to a lesser extent, from its investment portfolio.  The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Total interest income increased by $519,830 for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, while interest expense on deposits and other borrowings increased by $222,487 over the same period.  The increase in interest income is attributable to increases in the prime lending rate and to an increase in average loans outstanding while the increase in interest expense came primarily as a result of the increases in short-term interest rates that have been implemented by the Federal Reserve over the past year.  The result was an increase in net interest income of $297,343 or 11.77%.

Non-interest income was down $231,639 in the second quarter of 2005 compared to the second quarter of 2004.  This decrease was due to a gain of approximately $220,000 that was realized in the termination of an interest rate swap in the second quarter of 2004.

The provision for credit losses was $105,000 for the quarter ended June 30, 2005 and $90,000 for the quarter ended June 30, 2004.  The increase in the provision was a result of the increase in loan demand.  The reserve for loan losses at June 30, 2005 was approximately 1.25% of total loans.  Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest expense increased by $281,540, or 16.34%, for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004.  Increases in salaries and employee benefits came as a result of employee additions as well as cost increases for employee medical benefits and defined-benefit retirement plans.  Increases in occupancy, equipment and other expenses came as a result of branching activity in 2004.

As the increase in net interest income was offset by the increase in non-interest expense, net income before taxes decreased by $230,836 for the second quarter of 2005 compared to the same period in 2004, due primarily to the decrease in non-interest income discussed above.  Accordingly, income tax expense decreased by $61,000, and net income decreased by $169,836, or 18.88%, to $729,904 for the second quarter of 2005 compared to net income of $899,740 for the same period in 2004.

For the six months ended June 30, 2005, total interest income increased by $888,447 compared to the six-month period ended June 30, 2004, while interest expense increased by $220,735 over the same period.  This resulted in an increase in net interest income of $667,712, or 13.48%.  As stated above, the increase in interest income was the result of increases in the prime lending rate and an increase in average loans outstanding while the increase in interest expense came primarily as a result of increases in short-term interest rates.

Part I.  Financial Information

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-interest income was down $220,618 for the six-month period ended June 30, 2005 compared to the same period in 2004.  The decrease in other income was again due to a gain that was realized upon the termination of an interest rate swap in the second quarter of 2004.

Normal cost increases, combined with the aforementioned costs of salaries, benefits, and branching activities resulted in an overall increase in non-interest expense of $626,865 for the first six months of 2005 compared to the first six months of 2004.  Overall, the increase in net interest income was offset by the decrease in other income and the increase in other expenses to result in a decrease in net income of $166,771, or 10.11%, for the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004.

Financial Condition

Total assets increased by $13,499,254, or 5.00% from December 31, 2004 to June 30, 2005.  Net loans increased by $14,242,755, federal funds sold increased by $593,813 and investment securities decreased by $775,341.

Total deposits increased by $4,330,729, or 1.87% from December 31, 2004 to June 30, 2005.  Deposit growth has been slower in recent months due to the overall lack of deposit growth in the Company’s market area.  Federal Home Loan Bank advances increased by $8,000,000 from December 31, 2004 to June 30, 2005 as additional borrowings were necessary to fund recent loan demand.

Shareholders’ equity totaled $26,950,974 at June 30, 2005 compared to $26,177,046 at December 31, 2004.  The $773,928 increase was the result of earnings for the six months combined with an increase in the market value of securities classified as available for sale of $57,224, a decrease in the market value of interest rate swaps of $249,632, and the payment of dividends of $515,690.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities.  The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss.  Federal fund lines available from correspondent banks totaled approximately $14,000,000 at June 30, 2005.  No balances were outstanding on these lines at June 30, 2005 or December 31, 2004.  Borrowings from the Federal Home Loan Bank totaled $12,000,000 at December 31, 2004 and $20,000,000 at June 30, 2005.  The remaining unused credit line from the Federal Home Loan Bank as of June 30, 2005 was approximately $22,300,000.

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

The Bank’s investment security portfolio also serves as a source of liquidity.  The primary goals of the investment portfolio are liquidity management and maturity gap management.  As investment securities mature, the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased; otherwise the proceeds are reinvested in similar investment securities.  The majority of investment securities transactions consist of replacing securities that have been called or matured.  The Bank keeps a significant portion of its investment portfolio in unpledged assets that are less than 24 months to maturity.  These investments are a preferred source of funds in that they can be disposed of in any interest rate environment without causing significant damage to that quarter’s profits.

Part I.  Financial Information

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships.  Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period.  The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $513,000, or 4.40%, while a similar decrease in rates would result in an increase in net interest income of $54,000, or 0.46%.  The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense.  The interest rate scenarios are used for analytical purposes and do not represent management’s view of future market movements.  Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company.  Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model.  While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

Part I.  Financial Information

Item 4.  Controls and Procedures

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

Part II.  Other Information

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

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

The Company’s Annual Meeting of Shareholders was held on April 12, 2005.

(b)

Not applicable

(c)

At the Annual Meeting of Shareholders, the shareholders of the Company were asked to vote on the election of four of the Company’s directors to serve until the third annual meeting following their election or until their successors have been elected and qualified.

The votes cast for or withheld for the election of directors were as follows:

Name	Votes For	Votes Withheld

Jacky K. Anderson	1,274,712	4,208
Thomas M. Jackson, Jr.	1,269,673	9,247
Fred B. Jones	1,272,642	6,278
J. David Vaughan	1,274,742	4,178

(d)

Not applicable

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

Date:  August 12, 2005

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