Form 10-Q
period 2005-09-30
GRAYSON BANKSHARES INC
filed 2005-11-15
CIK 883758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  _____    No  __X__

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 1,718,968 shares of Common Stock, par value
             $1.25 per share, outstanding as of November 11, 2005.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets-September 30, 2005
                and December 31, 2004.........................................3

         Consolidated Statements of Income-Nine Months Ended
                September 30, 2005 and September 30, 2004 ....................4

         Consolidated Statements of Income-Three Months Ended
                September 30, 2005 and September 30, 2004 ....................5

         Consolidated Statements of Stockholders' Equity-Nine Months
                Ended September 30, 2005 and Year Ended December 31, 2004.....6

         Consolidated Statements of Cash Flows-Nine Months Ended
                September 30, 2005 and September 30, 2004.....................7

         Notes to Consolidated Financial Statements...........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........13

Item 4.  Controls and Procedures.............................................14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........15

Item 3.  Defaults Upon Senior Securities.....................................15

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits............................................................15

Signatures...................................................................16

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                      SEPTEMBER 30, DECEMBER 31,
ASSETS                                                    2005          2004
                                                          ----          ----
                                                       (Unaudited)   (Audited)
Cash and due from banks                                $8,897,439   $10,032,399
Federal funds sold                                     13,343,730     8,833,069
Investment securities available for sale               33,810,545    33,786,785
Investment securities held to maturity                  2,965,344     2,975,455
Restricted equity securities                            1,519,650     1,147,050
Loans, net of allowance for loan losses of $2,745,682
  at September 30, 2005 and $2,609,759 at
  December 31, 2004                                   215,964,145   196,911,871
Cash value of life insurance                            5,096,722     4,925,722
Foreclosed assets                                         400,000        65,000
Property and equipment, net                             7,092,500     7,316,750
Accrued income                                          2,289,884     1,833,728
Other assets                                            2,557,310     2,387,052
                                                        ---------     ---------
                                                     $293,937,269  $270,214,881
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing demand deposits                   $35,195,751   $31,569,179
Interest-bearing demand deposits                       21,527,246    21,352,601
Savings deposits                                       48,084,896    51,489,408
Large denomination time deposits                       43,898,329    36,668,682
Other time deposits                                    96,284,060    89,979,474
                                                       ----------    ----------
   Total deposits                                     244,990,282   231,059,344

FHLB advances                                          20,000,000    12,000,000
Accrued interest payable                                  697,899       253,652
Other liabilities                                         745,026       724,839
                                                          -------       -------
                                                      266,433,207   244,037,835
                                                      -----------   -----------

Commitments and contingencies                                   -             -

STOCKHOLDERS' EQUITY
Preferred stock, $25 par value; 500,000
  shares authorized; none issued                                -             -
Common stock, $1.25 par value; 5,000,000 shares
  authorized; 1,718,968 shares issued and
  outstanding                                           2,148,710     2,148,710
Surplus                                                   521,625       521,625
Retained earnings                                      25,289,572    23,797,289
Accumulated other comprehensive income (loss)            (455,845)     (290,578)
                                                         --------      --------
                                                       27,504,062    26,177,046
                                                       ----------    ----------
                                                     $293,937,269  $270,214,881
                                                     ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            2005        2004
                                                            ----        ----
INTEREST INCOME:                                               (Unaudited)
(Unaudited)
  Loans and fees on loans                               $11,199,763  $9,544,459
  Federal funds sold                                        232,080      92,823
  Investment securities:
   Taxable                                                  900,982     993,895
   Exempt from federal income tax                           301,995     340,204
                                                            -------     -------
                                                         12,634,820  10,971,381
                                                         ----------  ----------
INTEREST EXPENSE:
  Deposits                                                3,463,329   2,967,691
  Interest on borrowings                                    583,500     394,219
                                                            -------     -------
                                                          4,046,829   3,361,910
                                                          ---------   ---------
      Net interest income                                 8,587,991   7,609,471

PROVISION FOR LOAN LOSSES                                   399,468     285,000
                                                            -------     -------
  Net interest income after
   provision for loan losses                              8,188,523   7,324,471
                                                          ---------   ---------
NONINTEREST INCOME:
  Service charges on deposit accounts                       387,028     409,222
  Increase in cash value of life insurance                  171,000     180,000
  Net realized gains (losses) on securities                 (3,763)      38,643
  Other income                                              354,858     482,775
                                                            -------     -------
                                                            909,123   1,110,640
                                                            -------   ---------
NONINTEREST EXPENSE:
  Salaries and employee benefits                          3,690,646   3,220,325
  Occupancy expense                                         217,062     162,394
  Equipment expense                                         580,854     464,886
  Other expense                                           1,471,266   1,206,855
                                                          ---------   ---------
                                                          5,959,828   5,054,460
                                                          ---------   ---------
      Income before income taxes                          3,137,818   3,380,651

INCOME TAX EXPENSE                                          872,000     906,000
                                                            -------     -------
      Net income                                         $2,265,818  $2,474,651
                                                         ==========  ==========

BASIC EARNINGS PER SHARE                                  $    1.32   $    1.44
                                                          =========   =========
WEIGHTED AVERAGE SHARES OUTSTANDING                       1,718,968   1,718,968
                                                          =========   =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                          THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            2005        2004
                                                            ----        ----
INTEREST INCOME:                                               (Unaudited)
(Unaudited)
  Loans and fees on loans                                $4,019,709  $3,322,166
  Federal funds sold                                        116,584      33,056
  Investment securities:
   Taxable                                                  300,426     297,262
   Exempt from federal income tax                            97,065     106,308
                                                             ------     -------
                                                          4,533,784   3,758,792
                                                          ---------   ---------
INTEREST EXPENSE:
  Deposits                                                1,323,654     967,636
  Interest on borrowings                                    241,500     133,334
                                                            -------     -------
                                                          1,565,154   1,100,970
                                                          ---------   ---------
      Net interest income                                 2,968,630   2,657,822

PROVISION FOR LOAN LOSSES                                   189,468     105,000
                                                            -------     -------
  Net interest income after
   provision for loan losses                              2,779,162   2,552,822
                                                          ---------   ---------
NONINTEREST INCOME:
  Service charges on deposit accounts                       146,974     156,518
  Increase in cash value of life insurance                   57,000      60,000
  Net realized gains (losses) on securities                       -     (21,486)
  Other income                                              118,189     108,030
                                                            -------     -------
                                                            322,163     303,062
                                                            -------     -------
NONINTEREST EXPENSE:
  Salaries and employee benefits                          1,224,777   1,095,805
  Occupancy expense                                          80,292      52,660
  Equipment expense                                         188,117     159,726
  Other expense                                             518,347     424,839
                                                            -------     -------
                                                          2,011,533   1,733,030
                                                          ---------   ---------
      Income before income taxes                          1,089,792   1,122,854

INCOME TAX EXPENSE                                          306,000     297,000
                                                            -------     -------
      Net income                                          $ 783,792   $ 825,854
                                                          =========   =========

BASIC EARNINGS PER SHARE                                  $     .46   $     .48
                                                          =========   =========
WEIGHTED AVERAGE SHARES OUTSTANDING                       1,718,968   1,718,968
                                                          =========   =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) AND THE YEAR ENDED
                          DECEMBER 31, 2004 (AUDITED)

                                                                     ACCUMULATED
                                                                        OTHER
                             COMMON STOCK              RETAINED     COMPREHENSIVE
                            SHARES    AMOUNT  SURPLUS  EARNINGS      INCOME (LOSS)     TOTAL
                            ------    ------  -------  --------      -------------     -----

BALANCE, DECEMBER 31, 2003  1,718,968  $2,148,710  $521,625  $21,587,202  $343,259  $24,600,796

  COMPREHENSIVE INCOME
  Net income                        -           -         -    3,241,468         -    3,241,468
  Net change in unrealized
   appreciation on investment
   securities available for
   sale, net of taxes of $(305,101) -           -         -            -  (592,254)    (592,254)
  Reclassification adjustment,
   net of taxes of $(21,421)        -           -         -            -   (41,583)     (41,583)
                                                                                        --------
   TOTAL COMPREHENSIVE INCOME                                                         2,607,631

  Dividends paid
   ($.60 per share)                 -           -         -   (1,031,381)        -   (1,031,381)
                              -------  ----------   -------   ----------   -------   ----------
BALANCE, DECEMBER 31, 2004  1,718,968   2,148,710   521,625   23,797,289  (290,578)  26,177,046

  COMPREHENSIVE INCOME
  Net income                        -           -         -    2,265,818         -    2,265,818
  Net change in unrealized
   appreciation on investment
   securities available for
   sale, net of taxes of $(51,833)  -           -         -            -  (100,617)    (100,617)
  Reclassification adjustment,
   net of taxes of $1,279           -           -         -            -     2,484        2,484
  Unrealized loss on interest
   rate swap, net of taxes
    of $(34,584)                    -           -         -            -   (67,134)     (67,134)
                                                                                        --------
  TOTAL COMPREHENSIVE INCOME                                                           2,100,551

  Dividends paid
      ($.45 per share)              -           -         -     (773,535)        -      (773,535)
                              -------  ----------   -------   ----------   -------   -----------
BALANCE, SEPTEMBER 30, 2005 1,718,968  $2,148,710 $ 521,625  $25,289,572 $(455,845)  $27,504,062
                            =========  ========== =========  =========== =========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                           NINE  MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            2005        2004
                                                            ----        ----
                                                        (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $2,265,818 $2,474,651
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                               522,000     412,500
     Provision for loan losses                                   399,468     285,000
     Deferred income taxes                                       (29,000)    207,000
     Net realized (gains) losses on securities                     3,763     (38,643)
     Accretion of discount on securities, net of
      amortization of premiums                                    63,005     182,101
     Deferred compensation                                         4,871       5,513
     Changes in assets and liabilities:
      Cash value of life insurance                              (171,000)   (180,000)
      Accrued income                                            (456,156)     (6,445)
      Other assets                                               (56,121)   (756,269)
      Accrued interest payable                                   444,247     268,469
      Other liabilities                                          (86,402)   (133,845)
                                                                 -------    --------
        Net cash provided by operating activities              2,904,493   2,720,032
                                                               ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold               (4,510,661)  6,925,180
  Purchases of investment securities                          (5,976,589)(14,020,765)
  Sales of investment securities                               1,932,481  16,787,021
  Maturities of investment securities                          3,815,005   4,369,127
  Sales (purchases) of restricted equity securities             (372,600)    129,600
  Net increase in loans                                      (19,786,742)(18,265,685)
  Purchases of property and equipment, net of sales             (297,750)   (904,514)
                                                                --------    --------
        Net cash used in investing activities                (25,196,856) (4,980,036)
                                                             -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in noninterest-bearing deposits                 3,626,572   1,904,224
  Net increase (decrease) in interest-bearing deposits        10,304,366  (3,585,633)
  Dividends paid                                                (773,535)   (670,398)
  Net increase in other borrowings                             8,000,000   2,000,000
                                                               ---------   ---------
        Net cash provided by (used in) financing activities   21,157,403    (351,807)
                                                              ----------    --------
        Net (decrease) in cash and cash equivalents           (1,134,960) (2,611,811)

CASH AND CASH EQUIVALENTS, BEGINNING                          10,032,399  11,748,140
                                                              ----------  ----------
CASH AND CASH EQUIVALENTS, ENDING                             $8,897,439  $9,136,329
                                                              ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                               $3,602,582  $3,093,441
                                                              ==========  ==========
  Taxes paid                                                   $ 944,000   $ 638,995
                                                               =========   =========
  Loans transferred to foreclosed assets                       $ 335,000   $       -
                                                               =========   =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Grayson Bankshares, Inc. (the "Company") was incorporated as a Virginia corporation on February 3, 1992 to acquire the stock of The Grayson National Bank (the "Bank") in a bank holding company reorganization. The Bank was acquired by the Company on July 1, 1992.

The Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through eight banking offices. As an FDIC-insured National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements as of September 30, 2005 and for the periods ended September 30, 2005 and 2004 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2004, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2005 and 2004.

                                                            2005        2004
                                                            ----        ----

Balance, beginning                                       $2,609,759  $2,395,387
Provision charged to expense                                399,468     285,000
Recoveries of amounts charged off                            23,527      83,600
Amounts charged off                                        (287,072)   (224,335)
                                                           --------    --------
Balance, ending                                          $2,745,682  $2,539,652
                                                          ========== ==========

NOTE 3.  INCOME TAXES

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2005 and 2004 follows:

                                                            2005        2004
                                                            ----        ----

Tax at statutory federal rate                            $1,066,858  $1,149,421
Tax exempt interest income                                 (120,607)   (134,668)
Other tax exempt income                                    (105,382)   (121,839)
Other                                                        31,131      13,086
                                                             ------      ------
                                                          $ 872,000   $ 906,000
                                                          =========   =========

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  EMPLOYEE BENEFIT PLAN

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the nine-month periods ended September 30, 2005 and 2004.

                                                            2005        2004
                                                            ----        ----

Service cost                                              $ 224,517   $ 165,879
Interest cost                                               212,073     180,804
Expected return on plan assets                             (204,291)   (138,582)
Amortization of net obligation at transition                    (27)        (27)
Amortization of prior service cost                            7,548       7,548
Amortization of net (gain) or loss                           64,524      45,069
                                                             ------      ------
Net periodic benefit cost                                 $ 304,344   $ 260,691
                                                          =========   =========


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 2005 and 2004 is as follows:

                                                            2005        2004
                                                            ----        ----

Commitments to extend credit                             $15,441,784 $9,224,530
Standby letters of credit                                         -           -
                                                         ----------- ----------
                                                         $15,441,784 $9,224,530
                                                         =========== ==========

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company's critical accounting policies, including its allowance for loan losses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Total interest income increased by $774,992 for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, while interest expense on deposits and other borrowings increased by $464,184 over the same period. The increase in interest income is attributable to increases in the prime lending rate and to an increase in average loans outstanding while the increase in interest expense came primarily as a result of the increases in short-term interest rates that have been implemented by the Federal Reserve over the past year. The result was an increase in net interest income of $310,808 or 11.69%.

The provision for credit losses was $189,468 for the quarter ended September 30, 2005 and $105,000 for the quarter ended September 30, 2004. The increase was due to the addition of a specific reserve of $84,468 for a loan that was identified as being impaired during the third quarter of 2005. The reserve for loan losses at September 30, 2005 was approximately 1.26% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Non-interest income was up $19,101 in the third quarter of 2005 compared to the third quarter of 2004. A slight decrease in service charge income was offset by an increase in mortgage origination fees and a decrease in losses on the sale of investment securities.

Non-interest expense increased by $278,503, or 16.07%, for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Increases in salaries and employee benefits came as a result of employee additions as well as cost increases for employee medical benefits and defined-benefit retirement plans. Increases in occupancy, equipment and other expenses came as a result of branching activity in 2004.

As the increase in net interest income was offset by the increase in non-interest expense, net income before taxes decreased by $33,062 for the third quarter of 2005 compared to the same period in 2004. Income tax expense increased slightly to $306,000 for the quarter ended September 30, 2005 compared to $297,000 for the same period in 2004. The increase in tax expense was due to a decrease in the average balance of tax-exempt investments. As a result, net income for the quarter decreased by $42,062 or 5.09%, to $783,792 compared to net income of $825,854 for the same period in 2004.

                        PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


For the nine months ended September 30, 2005, total interest income increased by $1,663,439 compared to the nine-month period ended September 30, 2004, while interest expense increased by $684,919 over the same period. This resulted in an increase in net interest income of $978,520, or 12.86%. As stated above, the increase in interest income was the result of increases in the prime lending rate and an increase in average loans outstanding while the increase in interest expense came primarily as a result of increases in short-term interest rates.

Non-interest income was down $201,517 for the nine-month period ended September 30, 2005 compared to the same period in 2004. The decrease in other income was due to a gain that was realized upon the termination of an interest rate swap in the second quarter of 2004.

Normal cost increases, combined with the aforementioned costs of salaries, benefits, and branching activities resulted in an increase in non-interest expense of $905,368 for the first nine months of 2005 compared to the first nine months of 2004. Overall, the increase in net interest income was offset by the decrease in other income and the increase in other expenses to result in a decrease in net income of $208,833, or 8.44%, for the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004.

FINANCIAL CONDITION

Total assets increased by $23,722,388, or 8.78% from December 31, 2004 to September 30, 2005. Net loans increased by $19,052,274, federal funds sold increased by $4,510,661 and investment securities increased by $13,649.

Total deposits increased by $13,930,938, or 6.03% from December 31, 2004 to September 30, 2005 as deposit growth picked up slightly in the third quarter of 2005 as compared to previous quarters. Federal Home Loan Bank advances increased by $8,000,000 from December 31, 2004 to September 30, 2005 as additional borrowings were necessary to help fund the increased loan demand.

Shareholders' equity totaled $27,504,062 at September 30, 2005 compared to $26,177,046 at December 31, 2004. The $1,327,016 increase was the result of earnings for the nine months combined with a decrease in the market value of securities classified as available for sale of $98,133, a decrease in the market value of interest rate swaps of $67,134, and the payment of dividends of $773,535.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Federal fund lines available from correspondent banks totaled approximately $14,000,000 at September 30, 2005. No balances were outstanding on these lines at September 30, 2005 or December 31, 2004. Borrowings from the Federal Home Loan Bank totaled $12,000,000 at December 31, 2004 and $20,000,000 at September 30, 2005. The
remaining unused credit line from the Federal Home Loan Bank as of September 30, 2005 was approximately $23,900,000. The Federal Home Loan Bank advances are secured by a blanket collateral agreement on the Bank's 1-4 family residential real estate loans.

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

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information on known and unknown risks, see the "Caution About Forward Looking Statements" section in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next twelve months would result in a decrease in net interest income of $564,000, or 4.76%, while a similar decrease in rates would result in an increase in net interest income of $87,000, or 0.74%. The model also incorporates management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

                        PART I.  FINANCIAL INFORMATION

Item 4.  Controls and Procedures


As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic filings with the Securities and Exchange Commission.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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



                                           GRAYSON BANKSHARES, INC.




Date:  November 14, 2005                   By:  /s/ Jacky K. Anderson
                                                ---------------------
                                                 Jacky K. Anderson
                                                 President and CEO



                                           By:  /s/ Blake M. Edwards
                                                ---------------------
                                                 Blake M. Edwards
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


      Exhibit No. Description

        31.1      Rule 13(a)-14(a) Certification of Chief Executive Officer.

        31.2      Rule 13(a)-14(a) Certification of Chief Financial Officer.

        32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.