Form 10KSB
period 2005-12-31
GRAYSON BANKSHARES INC
filed 2006-03-31
CIK 883758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

                         Commission file number 0-24159

                            GRAYSON BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 VIRGINIA                      54-1647596
       (State or other jurisdiction          (I.R.S. Employer
     of incorporation or organization)     Identification No.)

           113 WEST MAIN STREET
          INDEPENDENCE, VIRGINIA                  24348
  (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code (276) 773-2811

          Securities registered pursuant to Section 12(b) of the Act:

                     Name of each exchange
                     Title of each class on which registered
                           None          n/a
          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $1.25 PER SHARE
                                (Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]    No [X]

      Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section  15(d) of the Act.  Yes [ ]    No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ]  Accelerated filer [ ] Non-accelerated filer [X]

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [ ]    No [X]

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $51,376,052

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,718,968 SHARES OF COMMON STOCK AS OF MARCH 30, 2006

                      DOCUMENTS INCORPORATED BY REFERENCE

                    Annual Meeting of Shareholders - Part II
     Proxy Statement for the 2006 Annual Report to Shareholders - Part III

                               TABLE OF CONTENTS

                                     PART I
                                                                    Page

ITEM 1.     BUSINESS..................................................1

ITEM 1A.    RISK FACTORS..............................................6

ITEM 1B.    UNRESOLVED STAFF COMMENTS.................................8

ITEM 2.     PROPERTIES................................................9

ITEM 3.     LEGAL PROCEEDINGS........................................10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS...................................10



                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
            SECURITIES...............................................10

ITEM 6.     SELECTED FINANCIAL DATA..................................11

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION....................11

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK...........................................28

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............31

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE................31

ITEM 9A.    CONTROLS AND PROCEDURES     .............................31

ITEM 9B.    OTHER INFORMATION           .............................31



                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......31

ITEM 11.    EXECUTIVE COMPENSATION...................................32

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT.................................32

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........32

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES...................32



                                    PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES..................32

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

LENDING ACTIVITIES

      The Bank's lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 78.97% of the interest earning assets of the Bank at December 31, 2005 and has historically produced the highest interest rate spread above the cost of funds. The Bank's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of the Bank President and all loan officers. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Bank's loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

      The Bank has in the past and intends to continue to make most types of real estate loans, including but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2005 the Bank had 47.00% of the loan portfolio in single and multi-family housing, 16.20% in non-farm, non-residential real estate loans, 9.87% in farm related real estate loans and 10.12% in real estate construction loans.

      The Bank's loan portfolio includes commercial and agricultural production loans totaling 9.93% of the portfolio at year-end 2005. Consumer loans make up approximately 6.88% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank's customer base.

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

DEPOSIT ACTIVITIES

      Deposits are the major source of funds for lending and other investment activities. Grayson National Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit, to be core deposits. These accounts comprised approximately 79.73% of the Bank's total deposits at December 31, 2005.
Certificates of deposit in denominations of $100,000 or more represented the remaining 20.27% of deposits at year-end.

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

      Currently, in Grayson County the Company competes with only two other commercial banks, which operate a total of two branch banking facilities. As of June 30, 2005, Grayson Bankshares, Inc. held 84.37% of the deposits in Grayson County. In the City of Galax the Company competes with five other commercial banks. Since opening in May of 1996 we have captured a market share of 17.38% of deposits to become the third largest holder of deposits in the market. Mountain National Bank leads the

Galax market with 28.69% of deposits as of June  30,  2005.   In  Sparta,  North
Carolina and Carroll County, Virginia, the Company held market shares of 9.06% and 7.01% respectively at June 30, 2005.

EMPLOYEES

      At December 31, 2005, the Company had 103 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

      The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Under this system, depository institutions are charged anywhere from zero to $0.27 for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory subgroup assignment. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. The BIF reached its required 1.25 reserve ratio in 1995, and in response the FDIC reduced deposit insurance assessment rates on BIF-insured deposits to historic low levels. However, due to legislation enacted in 1996 which requires that both Savings Association Insurance Fund ("SAIF")insured deposits and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC has imposed additional assessments on BIF-insured deposits.

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

ITEM 1A.    RISK FACTORS

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH OR IMPLEMENT OUR GROWTH STRATEGIES, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        During the last five years, we have experienced significant growth, and a key aspect of our business strategy is our continued growth and expansion. Our ability to continue to grow depends, in part, upon our ability to:

         * open new branch offices or acquire existing branches or other financial institutions;
         *  attract deposits to those locations; and
         *  identify attractive loan and investment opportunities.

        We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls and asset quality and successfully integrate any businesses we acquire into our organization.

        As we continue to implement our growth strategy by opening new branches or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets.

WE MAY INCUR LOSSES IF WE ARE UNABLE TO SUCCESSFULLY MANAGE INTEREST RATE RISK.

       Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits and the volume of loan originations in our mortgage-origination office. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

WE MAY BE ADVERSELY AFFECTED BY ECONOMIC CONDITIONS IN OUR MARKET AREA.

        We are located in southwestern Virginia, and our local economy is heavily influenced by the furniture and textile industries, both of which have been in decline in recent years. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

OUR CONCENTRATION IN LOANS SECURED BY REAL ESTATE MAY INCREASE OUR CREDIT LOSSES, WHICH WOULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

        We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as a deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers' ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

IF OUR ALLOWANCE FOR LOAN LOSSES BECOMES INADEQUATE, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

        We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed our current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance.

      Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

OUR FUTURE SUCCESS IS DEPENDENT ON OUR ABILITY TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE BANKING INDUSTRY.

        We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

OUR PROFITABILITY AND THE VALUE OF YOUR INVESTMENT MAY SUFFER BECAUSE OF RAPID AND UNPREDICTABLE CHANGES IN THE HIGHLY REGULATED ENVIRONMENT IN WHICH WE OPERATE.

        We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions.

THE COSTS OF BEING A PUBLIC COMPANY ARE PROPORTIONATELY HIGHER FOR SMALL COMPANIES LIKE US DUE TO THE REQUIREMENT OF THE SARBANES-OXLEY ACT.

      The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management's assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The regulations are expected to be applicable to us sometime in 2007. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

       None.

ITEM 2.     PROPERTIES

      Grayson Bankshares, Inc. and The Grayson National Bank are headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank owns and operates branches at the following locations:

                                   LOCATION/              BANKING
      NAME OF OFFICE            TELEPHONE NUMBER         FUNCTIONS
                                                          OFFERED
 Main Office              113 West Main Street         Full Service
                          Independence, Virginia 24348 24 Hour Teller
                          (276) 773-2811

 East Independence Office 802 East Main Street         Full Service
                          Independence, Virginia 24348 24 Hour Teller
                          (276) 773-2811

 Elk Creek Office         60 Comers Rock Road          Full Service
                          Elk Creek, Virginia 24326    24 Hour Teller
                          (276) 655-4011

 Troutdale Office         101 Ripshin Road             Full Service
                          Troutdale, Virginia 24378    24 Hour Teller
                          (276) 677-3722

 Galax Office             209 West Grayson Street      Full Service
                          Galax, Virginia 24333        24 Hour Teller
                          (276) 238-2411

 Carroll Office           8417 Carrollton Pike         Full Service
                          Galax, Virginia 24333        24 Hour Teller
                          (276) 238-8112

 Sparta Office            98 South Grayson Street      Full Service
                          Sparta, North Carolina 28675 24 Hour Teller
                          (336) 372-2811

 Hillsville Office        419 South Main Street        Full Service
                          Hillsville, Virginia 24343   24 Hour Teller
                          (276) 728-2810

      The Office of the Comptroller of the Currency has approved an application by the Bank to establish a new branch banking facility in Whitetop, Virginia. The community of Whitetop is located in the western end of Grayson County. We anticipate completion of this facility in the fourth quarter of 2006. The Bank has a conference center located at 558 East Main Street, Independence that is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank also owns vacant property near the main office in Independence, Virginia. This property is being held as a potential building site for an operations center.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Shares of the Company's Common Stock are neither listed on any stock exchange nor quoted on any market and trade infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2004 to December 31, 2005, the selling price of shares of Common Stock ranged from $24.00 to $32.00. There may, however, have been other transactions at other prices not known to the Company.

     The following table presents the high and low sale prices of the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                           MARKET PRICE AND DIVIDENDS

                                        Sales Price ($) (1)     Dividends ($)(1)
                                        High           Low
                                   ---------------------------------------------
2004:
   1st quarter.....................  $  32.00    $    24.00     $     0.13
   2nd quarter.....................     32.00         31.00           0.13
   3rd quarter.....................     32.00         30.00           0.13
   4th quarter.....................     32.00         26.00           0.21

2005:
   1st quarter.....................  $  32.00    $    30.00     $     0.15
   2nd quarter.....................     32.00         28.00           0.15
   3rd quarter.....................     32.00         28.00           0.15
   4th quarter.....................     32.00         28.00           0.23

      As of December 31, 2005, there were approximately 750 record holders of Common Stock.

     For additional information with respect to the payment of dividends, see "Item 1. Business-Government Supervision and Regulation-Payment of Dividends" above.

     The Company did not repurchase any shares of Common Stock during the fourth quarter of 2005.

ITEM 6.     SELECTED FINANCIAL DATA

                              2005       2004       2003       2002      2001
SUMMARY OF OPERATIONS

  Interest income           $  17,148 $   14,656 $  13,842  $  14,280  $  13,717
  Interest expense              5,802      4,474     5,637      6,640      7,204
      Net interest income      11,346     10,182     8,205      7,640      6,513
  Provision for credit losses     504        390       410        441        280
  Other income                  1,415      1,607     2,662      1,021        589
  Other expense                 7,945      6,943     5,812      4,720      4,092
  Income taxes                  1,204      1,215     1,306        964        790
      Net income            $   3,108 $    3,241 $   3,339  $   2,536  $   1,940

PER SHARE DATA

  Net income                $    1.81 $     1.89 $    1.94  $    1.48  $    1.13
  Cash dividends declared        0.68       0.60      1.00       0.46       0.41
  Book value                    16.15      15.23     14.31      13.51      12.27
  Estimated market value1       30.00      32.00     32.00      32.00      29.00

YEAR-END BALANCE SHEET SUMMARY

  Loans, net                $ 217,091 $  196,912 $ 176,155  $ 154,190  $ 140,898
  Investment securities        39,279     37,909    46,282     44,872     33,452
  Total assets                304,165    270,215   263,865    241,283    201,469
  Deposits                    250,400    231,059   228,219    206,909    179,323
  Stockholders' equity         27,753     26,177    24,601     23,230     21,086

SELECTED RATIOS

  Return on average assets      1.09%      1.23%     1.32%      1.13%      1.02%
  Return on average equity     11.43%     12.56%    13.66%     11.40%      9.44%
  Average equity to average assets9.55%    9.76%     9.66%      9.88%     10.85%

In thousands of dollars, except per share data.

      1 Provided at the trade date nearest year end.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

      Management's Discussion and Analysis is provided to assist in the understanding and evaluation of Grayson Bankshares, Inc.'s financial condition and its results of operations. The following discussion should be read in conjunction with the Company's consolidated financial statements.

      Grayson Bankshares, Inc. (the "Company") was incorporated as a Virginia corporation on February 3, 1992 to acquire the stock of The Grayson National Bank (the "Bank"). The Bank was acquired by the Company on July 1, 1992. The Grayson National Bank was founded in 1900 and currently serves Grayson County, Virginia and surrounding areas through eight banking offices located in the towns of Independence and Hillsville, the localities of Elk Creek and Troutdale, the City of Galax and Carroll County, Virginia, and the town of Sparta, North Carolina.

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

      The earnings position of the Company remains strong. Grayson Bankshares, Inc. experienced net earnings of $3,108,307 for 2005 compared to $3,241,468 for 2004, and $3,338,559 in 2003. Dividends paid to stockholders amounted to $0.68 per share for 2005 compared to $0.60 per share for 2004.

      The total assets of Grayson Bankshares, Inc. grew to $304,165,217 from $270,214,881, a 12.56% increase, continuing our strategy to grow the Company. Average equity to average assets indicates that the Company has a strong capital position with a ratio of 9.55% during 2005.

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

      These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

         * The ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;
         *  Maintaining capital levels adequate to support our growth;
         * Maintaining cost controls and asset qualities as we open or acquire new branches;
         * Reliance on our management team, including our ability to attract and retain key personnel;
         *  The successful management of interest rate risk;
         * Changes in general economic and business conditions in our market area;
         *  Changes in interest rates and interest rate policies;
         * Risks inherent in making loans such as repayment risks and fluctuating collateral values;
         * Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
         * Demand, development and acceptance of new products and services;
         *  Problems with technology utilized by us;
         *  Changing trends in customer profiles and behavior; and
         * Changes in banking and other laws and regulations applicable to us.

      Because  of  these  uncertainties,   our  actual  future  results  may  be
materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

CRITICAL ACCOUNTING POLICIES

      The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The notes to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005 contain a summary of its significant accounting policies. Management believes the Company's policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

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

      Intangible assets that are not subject to amortization are reviewed for impairment in accordance with SFAS 144 and tested annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible assets becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is not allowed.

TABLE 1.  NET INTEREST INCOME AND AVERAGE BALANCES (DOLLARS IN THOUSANDS)

                                               2005                             2004                             2003

                                                INTEREST                         INTEREST                         INTEREST
                                    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                    BALANCE     EXPENSE     COST     BALANCE     EXPENSE     COST     BALANCE     EXPENSE     COST

INTEREST EARNING ASSETS:
Federal funds sold                 $  12,575            $   3.22%   $  11,572            $   1.20%   $  23,878            $   1.03%
                                                     405                              139                              246
Investment securities                                       4.22%                            4.06%                            4.44%
                                      38,208       1,612               42,615       1,729               45,015       2,000
Loans                                212,513                7.12%     190,028                6.73%     165,058                7.03%
                                                  15,131                           12,788                           11,596
     Total                           263,296                          244,215                          233,951
                                                  17,148                           14,656                           13,842
     Yield on average
       interest-earning assets                              6.51%                            6.00%                            5.92%
NON INTEREST-EARNING ASSETS:
Cash and due from banks
                                       8,494                            7,546                            7,955
Premises and equipment
                                       7,217                            6,505                            5,283
Interest receivable and other
                                       9,113                            8,219                            7,348
Allowance for loan losses
                                      (2,685)                          (2,488)                          (2,245)
Unrealized gain/(loss) on
securities                              (539)                             274                              856
     Total
                                      21,600                           20,056                           19,197
     Total assets                   $284,896                         $264,271                         $253,148

INTEREST-BEARING LIABILITIES:
Demand deposits                    $  21,923                0.88%   $  20,084                0.91%   $  18,277                1.21%
                                                     193                              183                              221
Savings deposits                                            1.31%                            1.29%                            1.69%
                                      47,932         628               50,761         657               42,380         717
Time deposits                        135,517                3.04%     127,080                2.45%     130,303                3.21%
                                                   4,126                            3,114                            4,185
Borrowings                                                  4.62%                            4.08%                            4.09%
                                      18,493         855               12,719         519               12,548         514
     Total                           223,865                          210,644                          203,508
                                                   5,802                            4,473                            5,637
     Cost on average
       interest-bearing liabilities                         2.59%                            2.12%                            2.77%

NON INTEREST-BEARING
 LIABILITIES:
Demand deposits
                                      33,150                           27,261                           23,671
Interest payable and other
                                         679                              568                            1,522
     Total
                                      33,829                           27,829                           25,193
     Total liabilities               257,694                          238,473                          228,701

STOCKHOLDER'S EQUITY:
                                      27,202                           25,798                           24,447
     Total liabilities and
       stockholder's equity         $284,896                         $264,271                         $253,148
     Net interest income                        $ 11,346                         $ 10,183                                 $
                                                                                                                     8,205
     Net yield on
       interest-earning assets                              4.31%                            4.17%                            3.51%

TABLE 2.  RATE/VOLUME VARIANCE ANALYSIS (THOUSANDS)

                               2005 Compared to 2004     2004 Compared to 2003
                             ---------------------------------------------------
                              Interest    Variance      Interest    Variance
                              Income/  Attributable to  Income/  Attributable to
                                      ------------------        ----------------
                              Expense                   Expense
                              Variance  Rate   Volume   Variance   Rate   Volume
                             ---------------------------------------------------

Interest-earning assets:
  Federal funds sold              $266    $253     $13    $(107)      $36 $(143)
  Investment securities          (117)      66   (183)     (271)    (166)  (105)
  Loans                          2,343     770   1,573     1,192    (511)  1,703
                             ---------------------------------------------------
Total                            2,492   1,089   1,403       814    (641)  1,455
                             ---------------------------------------------------

Interest-bearing liabilities:
  Demand deposits                   10     (6)      16      (38)     (59)     21
  Savings deposits                (29)      10    (39)      (60)    (187)    127
  Time deposits                  1,012     793     219   (1,071)    (969)  (102)
  Borrowings                       336      76     260         5      (1)      6
                             ---------------------------------------------------
Total                            1,329     873     456   (1,164)  (1,216)     52
                             ---------------------------------------------------

   NET INTEREST INCOME          $1,163    $216    $947    $1,978     $575 $1,403
                             ---------------------------------------------------

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

      Total interest income in 2005 increased by 17.00% to $17.15 million from $14.66 million in 2004 after an increase from $13.84 million in 2003. The increase in total interest income in 2005 was due to increases in interest rates and to an increase in average loans outstanding of approximately 11.83%. The increases in rates and in loans as a percentage of total interest-earning assets led to an overall increase in yield on average interest-earning assets of 51 basis points from 2004 to 2005. The increase in total interest income in 2004 was due primarily to an increase in average loans outstanding of approximately 15.13%. Total interest expense increased by approximately $1.33 million in 2005 after a decrease of $1.16 million in 2004. The increase in 2005 was due primarily to increases in interest rates on time deposits and an increase in the average balance of borrowings outstanding. The effects of changes in volumes and rates on net interest income in 2005 compared to 2004, and 2004 compared to 2003 are shown in Table 2.

      The increase in interest income combined with the increase in interest expense resulted in an increase in net yield on interest-earning assets of 0.14% to 4.31% in 2005 compared to 4.17% in 2004.

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

      At the end of 2005, the loan loss reserve was $2,678,055 compared to $2,609,759 in 2004 and $2,395,387 in 2003. The Bank's allowance for loan losses, as a percentage of total loans, at the end of 2005 was 1.22%, compared to 1.31% in 2004, and 1.34% in 2003.

      Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

OTHER INCOME

      Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is traditionally a result of service charges on deposit accounts including charges for insufficient funds checks and fees charged for nondeposit services. Noninterest income decreased by $192,059, or 11.95%, to $1,415,203 in 2005 from $1,607,262 in 2004. Noninterest income in 2003 totaled $2,661,648. The decreases from 2004 to 2005 and from 2003 to 2004 were primarily due to non-recurring gains on the sale of securities and the termination of interest-rate swaps. These gains are generally non-recurring in nature, and as such, management does not anticipate similar gains in the future. The primary sources of noninterest income for the past three years are summarized in Table 3.

TABLE 3.  SOURCES OF NONINTEREST INCOME (THOUSANDS)

                                                   2005                  2004              2003

Service charges on deposit accounts              $         528        $         550     $         429
Other service charges and fees                             178                  198               176
Increase in cash value of life insurance                   222                  248               237
Mortgage origination fees                                  182                  134               190
Insurance commissions                                       22                   16                24
Safe deposit box rental                                     34                   32                35
Gain on the sale of securities                               4                   63               920
Gain on interest rate swap                                   -                  204               522
Other income                                               245                  162               129
  Total noninterest income                        $      1,415         $      1,607      $      2,662

OTHER EXPENSE

      The major components of noninterest expense for the past three years are illustrated at Table 4.

      Total noninterest expense increased by $1,001,294 in 2005 and $1,130,650 in 2004, which represents increases of 14.42% and 19.45% respectively. These increases were primarily due to increases in personnel expense, occupancy, equipment and other expenses, resulting from recent branching activity. Two new branch banking facilities in were opened in 2003 and one was opened in December of 2004.

TABLE 4.  SOURCES OF NONINTEREST EXPENSE (THOUSANDS)

                                   2005             2004             2003
                            ----------------------------------------------------

 Salaries & wages                 $   3,333.7      $   3,032.7      $   2,614.4
 Employee benefits                    1,596.3          1,321.9          1,073.0
                            ----------------------------------------------------
   Total personnel expense            4,930.0          4,354.6          3,687.4

 Director fees                          148.6            131.7            106.7
 Occupancy expense                      300.6            224.7            180.1
 Computer charges                       191.2            151.5            123.7
 Other equipment expense                750.6            638.1            501.7
 FDIC/OCC assessments                   113.8            111.5            107.5
 Insurance                               82.4             70.5             48.3
 Professional fees                      113.7             68.5             48.5
 Advertising                            219.6            179.8            152.9
 Postage and freight                    155.9            164.6            133.8
 Supplies                               177.7            183.1            167.3
 Franchise tax                          182.9            177.9            165.0
 Telephone                              137.2            123.6             94.6
 Travel, dues & meetings                111.5             98.3             81.5
 Other expense                          328.8            264.8            213.6
                            ----------------------------------------------------
   Total noninterest expense      $   7,944.5      $   6,943.2      $   5,812.6
                            ----------------------------------------------------

      The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 62.3% in 2005, 58.9% in 2004 and 53.5% in 2003.

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

      Income tax expense (substantially all Federal) was $1,204,081 in 2005, $1,215,125 in 2004 and $1,305,535 in 2003 resulting in effective tax rates of 27.9%, 27.3% and 28.1% respectively. The increase in the effective tax rate for 2005 was due to a slight decrease in the percentage of tax-exempt income.

      The Company's deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in the provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

      Net deferred tax benefits of $941,747 and $842,617 are included in other assets at December 31, 2005 and 2004 respectively. At December 31, 2005, net deferred tax benefits included $336,749 of deferred tax assets applicable to unrealized losses on investment securities available for sale. Accordingly, this amount was not charged to income but recorded directly to the related stockholders' equity account.

ANALYSIS OF FINANCIAL CONDITION

      Average earning assets increased 7.81% from December 31, 2004 to December 31, 2005. Total earning assets represented 92.42% of total average assets in 2005 and 92.41% in 2004. The mix of average earning assets changed slightly from 2004 to 2005 as loan growth outpaced deposit growth thereby requiring the reallocation of assets from investment securities to fund the additional loan growth.

TABLE 5.  AVERAGE ASSET MIX (DOLLARS IN THOUSANDS)

                                                  2005                            2004

                                           Average                         Average
                                           Balance            %            Balance            %
EARNING ASSETS:
  Loans                                      $ 212,513      74.59%           $ 190,028      71.91%
  Investment securities                         38,208      13.41%              42,615      16.13%
  Federal funds sold                            12,575       4.42%              11,572       4.37%
  Deposits in other banks                            -       0.00%                   -       0.00%
    Total earning assets                       263,296      92.42%             244,215      92.41%

NONEARNING ASSETS:
  Cash and due from banks                        8,494       2.98%               7,546       2.86%
  Premises and equipment                         7,217       2.53%               6,505       2.46%
  Other assets                                   9,113       3.20%               8,219       3.11%
  Allowance for loan losses                    (2,685)      -0.94%             (2,488)      -0.94%
  Unrealized gain/(loss) on securities           (539)      -0.19%                 274       0.10%
    Total nonearning assets                     21,600       7.58%              20,056       7.59%
    Total assets                             $ 284,896     100.00%           $ 264,271     100.00%

      Average loans for 2005 represented 74.59% of total average assets compared to 71.91% in 2004. Average federal funds sold increased from 4.37% to 4.42% of total average assets while average investment securities decreased from 16.13% to 13.41% of total average assets over the same time period. The balances of nonearning assets remained relatively unchanged in 2005 as compared to 2004.

LOANS

      Average loans totaled $212.5 million over the year ended December 31, 2005. This represents an increase of 11.8% over the average of $190.0 million for 2004. Average loans increased by 15.1% from 2003 to 2004.

      The loan portfolio is dominated by real estate and commercial loans. These loans accounted for 91.7% of the total loan portfolio at December 31, 2005. This is up from the 91.4% that the two categories maintained at December 31, 2004. The amount of loans outstanding by type at December 31, 2005 and December 31, 2004 and the maturity distribution for variable and fixed rate loans as of December 31, 2005 are presented in Tables 6 & 7 respectively.

TABLE 6.  LOAN PORTFOLIO SUMMARY (DOLLARS IN THOUSANDS)

                                   DECEMBER 31, 2005          DECEMBER 31, 2004

                                    Amount         %           Amount            %

Construction and development        $   22,244   10.12%      $        19,454    9.75%
Residential, 1-4 families              102,614   46.69%               94,655   47.44%
Residential, 5 or more families            675    0.31%                  692    0.35%
Farmland                                21,695    9.87%               18,387    9.21%
Nonfarm, nonresidential                 35,613   16.20%               31,485   15.78%
     Total real estate               $ 182,841   83.19%       $      164,673   82.53%

Agricultural                             3,071    1.40%                2,891    1.45%
Commercial                              18,745    8.53%               17,603    8.82%
Consumer                                14,112    6.42%               13,657    6.85%
Other                                    1,000    0.46%                  698    0.35%
     Total                           $ 219,769  100.00%       $      199,522  100.00%

TABLE 7.  MATURITY SCHEDULE OF LOANS (DOLLARS IN THOUSANDS)

                                     Real            Agricultural          Consumer                 Total
                                    Estate          and Commercial         and Other           Amount          %
FIXED RATE LOANS:
  Three months or less           $        8,387      $          2,441     $        1,527     $      12,355    5.62%
  Over three to twelve months            16,837                 2,737              2,288            21,862    9.95%
  Over one year to five years            24,828                 2,369              9,359            36,556   16.63%
  Over five years                        29,013                   275                517            29,805   13.56%
    Total fixed rate loans        $      79,065      $          7,822      $      13,691      $    100,578   45.76%

VARIABLE RATE LOANS:
  Three months or less            $      40,586       $        13,994     $        1,420     $      56,000   25.48%
  Over three to twelve months             5,762                     -                  -             5,762    2.62%
  Over one year to five years            21,684                     -                  -            21,684    9.87%
  Over five years                        35,745                     -                  -            35,745   16.27%
    Total variable rate loans      $    103,777       $        13,994     $        1,420      $    119,191   54.24%

TOTAL LOANS:
  Three months or less            $      48,973       $        16,435     $        2,947     $      68,355   31.10%
  Over three to twelve months            22,599                 2,737              2,288            27,624   12.57%
  Over one year to five years            46,512                 2,369              9,359            58,240   26.50%
  Over five years                        64,758                   275                517            65,550   29.83%
    Total loans                    $    182,842       $        21,816      $      15,111      $    219,769  100.00%

      Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 7.12% in 2005 compared to an average yield of 6.73% in 2004.

INVESTMENT SECURITIES

      The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank's interest rate sensitivity goals, and to generate income.

      Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2005 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.

      Total investment securities decreased by approximately $4.4 million from December 31, 2004 to December 31, 2005 as proceeds from maturing investment securities were used to fund increased loan demand. The average yield of the investment portfolio increased to 4.22% for the year ended December 31, 2005 compared to 4.06% for 2004.

TABLE 8.  INVESTMENT SECURITIES - MATURITY/YIELD SCHEDULE (DOLLARS IN THOUSANDS)

                                   In One          After One       After Five          After
                                   Year or          Through          Through            Ten                            Market
                                    Less          Five Years        Ten Years          Years           Total           Value
INVESTMENT SECURITIES:
U.S. Government agencies        $            -     $      7,992     $      6,155      $    12,705     $    26,852     $    25,899
Mortgage-backed securities                                                 2,299            1,194           3,515           3,432
                                             -               22
State and municipal                        150            1,543            2,750            3,741           8,184           8,219
securities
Corporate securities                                        199
                                             -                                 -                -             199             201

    Total                        $         150     $      9,756      $    11,204      $    17,640     $    38,750     $    37,751

WEIGHTED AVERAGE YIELDS:
U.S. Government agencies                 0.00%            4.47%            4.39%            5.05%           4.73%
Mortgage-backed securities               0.00%            7.00%            4.61%            4.96%           4.74%
State and municipal                      7.56%            5.71%            6.28%            5.51%           5.87%
securities
Corporate securities                     0.00%            5.56%            0.00%            0.00%           5.56%

    Total                                7.56%            4.69%            4.90%            5.14%           5.00%

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

      Average total deposits for the year ended December 31, 2005 amounted to $238.5 million, which was an increase of $13.3 million, or 5.9% over 2004. Average core deposits totaled $196.9 million in 2005 representing a 3.7% increase over the $189.8 million in 2004. The percentage of the Bank's average deposits that are interest-bearing decreased from 87.9% in 2004 to 86.1% in 2005. Average demand deposits, which earn no interest, increased 21.6% from $27.3 million in 2004 to $33.2 million in 2005. Average deposits for the periods ended December 31, 2005 and December 31, 2004 are summarized in Table 9.

TABLE 9.  DEPOSIT MIX (DOLLARS IN THOUSANDS)

                                                        2005                                           2004
                                                          % of           Average                         % of           Average
                                    Average Balance  Total Deposits     Rate Paid  Average Balance  Total Deposits     Rate Paid
Interest-bearing deposits:
  NOW accounts                           $   21,923            9.2%         0.88%       $   20,084            8.9%         0.91%
  Money Market                               10,900            4.6%         1.51%           13,514            6.0%         1.28%
  Savings                                    37,032           15.5%         1.25%           37,247           16.6%         1.30%
  Small denomination certificates            93,911           39.4%         3.03%           91,699           40.7%         2.49%
  Large denomination certificates            41,606           17.4%         3.08%           35,382           15.7%         2.36%
    Total interest-bearing deposits         205,372           86.1%         2.41%          197,926           87.9%         2.00%
Noninterest-bearing deposits                 33,150           13.9%         0.00%           27,261           12.1%         0.00%
    Total deposits                        $ 238,522          100.0%         2.07%        $ 225,187          100.0%         1.76%

      The average balance of certificates of deposit issued in denominations $100,000 or more increased by $6.2 million, or 17.6%, for the year ended December 31, 2005. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2005.

TABLE 10.  LARGE TIME DEPOSIT MATURITIES (THOUSANDS)

ANALYSIS OF TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31, 2005:

  Remaining maturity of three months or less                        $      10,396
  Remaining maturity over three through twelve months                      23,914
  Remaining maturity over one through five years                           16,439
  Remaining maturity over five years                                            -
    Total time deposits of $100,000 or more                         $      50,749

EQUITY

      Stockholders' equity amounted to $27.8 million at December 31, 2005, a 6.0% increase over the 2004 year-end total of $26.2 million. The increase resulted from earnings of approximately $3.1 million, less dividends paid and a change in unrealized depreciation of investment securities classified as available for sale. The Company paid dividends of $0.68, $0.60 and $1.00 per share in 2005, 2004 and 2003, respectively.

      Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders' equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2005 the Bank has a ratio of Tier 1 capital to risk-weighted assets of 11.7% and a ratio of total capital to risk-weighted assets of 13.0%.

TABLE 11.  BANK'S YEAR-END RISK-BASED CAPITAL (DOLLARS IN THOUSANDS)

                                                              2005              2004

Tier 1 capital                                           $      23,960     $      22,004
Qualifying allowance for loan losses
  (limited to 1.25% of risk-weighted assets)                     2,560             2,264
Total regulatory capital                                 $      26,520     $      24,268
Total risk-weighted assets                               $     204,651     $     180,782

Tier 1 capital as a percentage of
  risk-weighted assets                                           11.7%             12.2%
Total regulatory capital as a percentage of
  risk-weighted assets                                           13.0%             13.4%
Leverage ratio*                                                   8.0%              8.5%

*Tier 1 capital divided by average total assets for the quarter ended December 31 of each year.

      In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator's evaluation of the Bank's overall safety and soundness. As of December 31, 2005, the Bank had a ratio of year-end Tier 1 capital to average total assets for the fourth quarter of 2005 of 8.0%. Table 11 sets forth summary information with respect to the Bank's capital ratios at December 31, 2005. All capital ratio levels indicate that the Bank is well capitalized.

      At December 31, 2005 the Company had 1,718,968 shares of common stock outstanding, which were held by approximately 750 shareholders of record.

OFF-BALANCE SHEET ARRANGEMENTS

      For more information regarding financial instruments with off-balance sheet risk, see Note 16 to the Company's Consolidated Financial Statements.

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

      The Bank also attempts to reduce repayment risk by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies

      Nonperforming assets at December 31, 2005 and 2004 are analyzed in Table
12.

TABLE 12.  NONPERFORMING ASSETS (DOLLARS IN THOUSANDS)

                                      December 31, 2005              December 31, 2004
                                     Amount        % of Loans       Amount        % of Loans

Nonaccrual loans                  $           992        0.4%    $           690        0.3%
Restructured loans                          1,114        0.5%              1,802        0.9%
Loans past due 90 days or more                550        0.3%                635        0.3%
    Total nonperforming assets     $        2,656        1.2%     $        3,127        1.5%

      Total nonperforming assets were 1.2% and 1.5% of total outstanding loans as of December 31, 2005 and 2004 respectively.

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

      To quantify the specific elements of the allowance for loan losses, the Bank begins by establishing a specific reserve for loans that have been identified as being impaired. This reserve is determined by comparing the principal balance of the loan with the net present value of the future anticipated cash flows or the fair market value of the related collateral. The bank then reviews certain loans in the portfolio and assigns grades to loans which have been reviewed. Loans which are graded as acceptable are then grouped with loans in the same category which have not been graded and the total is then multiplied by a historical charge-off percentage to arrive at a base allowance amount. Loans which are graded other than acceptable are given specific allowances based on the grade. An allowance of 5% is made for loans graded as "special mention"; an allowance of 15% is made for loans graded as "substandard"; an allowance of 50% is made for loans graded as "doubtful"; and an allowance of 100% is made for loans graded as "loss". The allowance for graded loans is then added to the base allowance for acceptable and ungraded loans. Finally, the allowance may be adjusted by factors which consider current loan volume and general economic conditions. The allowance is allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the respective categories of loans, although the entire allowance is available to absorb any actual charge-offs that may occur.

      The provision for  loan  losses,  net  charge-offs and the activity in the
allowance  for  loan losses is detailed in Table  13.   The  allocation  of  the
reserve for loan losses is detailed in Table 14.

TABLE 13.  LOAN LOSSES

                                              2005                    2004                     2003

Allowance for loan losses, beginning        $    2,609,759          $    2,395,387          $     2,189,028
Provision for loan losses, added                   504,468                 390,000                  410,000
Charge-offs:
    Real estate                                  (100,340)                (42,827)                 (26,195)
    Commercial and agricultural                  (202,760)                (78,959)                 (86,627)
    Consumer and other                           (162,462)               (154,703)                (194,601)
Recoveries:
    Real estate                                        143                   1,456                    5,308
    Commercial and agricultural                      4,975                  69,042                   52,056
    Consumer and other                              24,272                  30,363                   46,418
Net charge-offs                                  (436,172)               (175,628)                (203,641)
Allowance for loan losses, ending           $    2,678,055          $    2,609,759          $     2,395,387

TABLE 14.  ALLOCATION OF THE RESERVE FOR LOAN LOSSES (THOUSANDS)

                                                                2005                               2004
                                                                                                           % of
                                                                         % of                            Loans to
Balance at the end of the period applicable to:     Amount       Loans to Total Loans      Amount       Total Loans

Commercial and agricultural                        $        842                 9.93%     $        569       10.27%
Real estate - construction                                    -                10.12%                -        9.75%
Real estate - mortgage                                      734                73.07%              663       72.78%
Consumer and other                                        1,102                 6.88%            1,378        7.20%
    Total                                           $     2,678               100.00%      $     2,610      100.00%

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

TABLE 17.  KEY FINANCIAL RATIOS

                                    2005    2004    2003
                                 -------------------------

 Return on average assets           1.09%   1.23%   1.32%
 Return on average equity          11.43%  12.56%  13.66%
 Dividend payout ratio             37.61%  31.82%  51.49%
 Average equity to average assets   9.55%   9.76%   9.66%

TABLE 18.  QUARTERLY DATA (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER
           SHARE DATA)

                                                  Years Ended December 31,
                                           2005                              2004
                              Fourth    Third  Second   First   Fourth   Third  Second   First
                              Quarter  Quarter Quarter Quarter  Quarter Quarter Quarter Quarter

Interest and dividend income    $4,691  $4,534  $4,156  $3,945   $3,684  $3,759  $3,636  $3,577
Interest expense                 1,755   1,565   1,332   1,150    1,111   1,101   1,109   1,152

Net interest income              2,936   2,969   2,824   2,795    2,573   2,658   2,527   2,425
Provision for loan losses          105     189     105     105      105     105      90      90

Net interest income, after
   provision for loan losses     2,831   2,780   2,719   2,690    2,468   2,553   2,437   2,335
Noninterest income                 359     322     302     285      497     303     533     274
Noninterest expenses             2,016   2,012   2,005   1,943    1,890   1,733   1,723   1,598

Income before income taxes       1,174   1,090   1,016   1,032    1,075   1,123   1,247   1,011
Provision for income taxes         332     306     286     280      309     297     347     262

Net income                        $842    $784    $730    $752     $766    $826    $900    $749

Net income per share             $0.49   $0.46   $0.42   $0.44    $0.45   $0.48   $0.52   $0.44

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

      The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 22.2% at December 31, 2005 compared to 21.8% at December 31, 2004. These ratios are considered to be adequate by management.

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

      Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank's balance sheet on December 31, 2005. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2005, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to change in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

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

TABLE 15.  INTEREST RATE SENSITIVITY (DOLLARS IN THOUSANDS)

                                                    December 31, 2005
                                                  Maturities/Repricing

                                 1 to 3    4 to 12      13 to 60     Over 60
                                 Months     Months       Months       Months     Total
INTEREST-EARNINGS ASSETS:
Federal funds sold               $21,915 $          - $          -  $         -  $21,915
Investments                        7,050        3,132       22,699        5,869   38,750
Loans                             70,763       34,979       67,808       46,219  219,769
  Total                          $99,728      $38,111      $90,507      $52,088 $280,434

INTEREST-BEARING LIABILITIES:
NOW accounts                     $22,976  $         -   $        -  $         -  $22,976
Money market                      10,384            -            -            -   10,384
Savings                           36,185            -            -            -   36,185
Certificates of deposit           28,633       68,638       47,342            -  144,613
Borrowings                             -            -       10,000       15,000   25,000
  Total                          $98,178      $68,638      $57,342      $15,000 $239,158

Interest sensitivity gap          $1,550    $(30,527)      $33,165      $37,088  $41,276
Cumulative interest sensitivity
  gap                             $1,550    $(28,977)       $4,188      $41,276  $41,276
Ratio of sensitivity gap to
  total earning assets              0.6%       -10.9%        11.8%        13.2%    14.7%
Cumulative ration of sensitivity
  gap to total earning assets       0.6%        10.3%         1.5%        14.7%    14.7%

      The Company uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

      The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 300 basis points up or down over a 12-month period. Table 16 presents the Bank's forecasts for changes in net income and market value of equity as of December 31, 2005.

TABLE 16.  INTEREST RATE RISK (DOLLARS IN THOUSANDS)

                 RATE SHOCKED NET INTEREST INCOME AND MARKET VALUE OF EQUITY

                   Rate Change   -300bp  -200bp   -100bp    0bp     +100bp   +200bp   +300bp

NET INTEREST INCOME:

Net interest income             $11,719  $11,892  $11,922  $11,809  $11,688  $11,563  $11,436
Change                           $ (90)      $83     $113       $-   $(121)   $(246)   $(373)
Change percentage                -0.76%    0.70%    0.95%            -1.03%   -2.09%   -3.16%

MARKET VALUE OF EQUITY          $29,868  $28,347  $26,813  $25,554  $24,122  $22,630  $21,104

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Pursuant to General Instruction G(2) of Form 10-K, the following financial statements in the Company's 2005 Annual Report to Shareholders are incorporated herein by reference.

      Report of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Income for the Years Ended December 31, 2005,
         2004, and  2003
      Consolidated  Statements  of  Changes  in Shareholders' Equity for the
         Years Ended December 31, 2005, 2004, and 2003
      Consolidated Statements of Cash Flows for the Years Ended December 31,
        2005, 2004, and 2003
      Notes to Consolidated Financial Statements

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

ITEM 9B.    OTHER INFORMATION

      None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Election of Directors," (except for the information set forth under the headings, "Election of Directors-Security Ownership of Management" and "Election of Directors-Security Ownership of
Certain Beneficial Owners"), "Corporate Governance and the Board of Directors-Code of Ethics" and "Corporate Governance and the Board of Directors-- Audit Committee" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

      Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Compensation and Transactions With Management" (except for the information set forth under the heading "Compensation and Transactions with Management-Salary Committee Report on Executive Compensation") and "Corporate Governance and the Board of Directors-Director Compensation" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Election of Directors--Security Ownership of Management" and "Election of Directors--Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

      The Company does not have any equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Compensation and Transactions with Management-Transactions with Management" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

      Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Audit Information" (except for information set forth under the heading "Audit Information-Audit Committee Report") in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

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

            13.1  2005 Annual Report to Shareholders.

            21.1  Subsidiary of the Company, incorporated herein by reference to
                  Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

            31.1  Rule 13a-14(a) Certification of Chief Executive Officer.

            31.2  Rule 13a-14(a) Certification of Chief Financial Officer.

            32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. {section} 1350.

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


                                     GRAYSON BANKSHARES, INC.

Date: March 31, 2006                 By: /s/ Jacky K. Anderson
                                        ______________________________
                                        Jacky K. Anderson
                                        President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                            Title                    Date

/s/ Jacky K. Anderson                President and              March 31, 2006
_________________________            Chief Executive Officer
Jacky K. Anderson                    (Principal Executive Officer)

/s/ Blake M. Edwards, Jr.            Chief Financial Officer    March 31, 2006
_________________________            (Principal Financial and
Blake M. Edwards, Jr.                Accounting Officer)

                                     Director                   March   , 2006
_________________________
Bryan L. Edwards

/s/ Dennis B. Gambill                Director                   March 31, 2006
_________________________
Dennis B. Gambill

/s/ Julian L. Givens                 Director                   March 31, 2006
_________________________
Julian L. Givens

/s/ Jack E. Guynn, Jr.               Director                   March 31, 2006
_________________________
Jack E. Guynn, Jr.

                                     Director                   March   , 2006
_________________________
Thomas M. Jackson, Jr.


/s/ Jean W. Lindsey                  Director                   March 31, 2006
_________________________
Jean W. Lindsey

/s/ Carl J. Richardson               Director                   March 31, 2006
_________________________
Carl J. Richardson

/s/ Charles T. Sturgill              Director                   March 31, 2006
_________________________
Charles T. Sturgill

                                     Director                   March   , 2006
_________________________
J. David Vaughn