Form 10-Q
period 2006-03-31
GRAYSON BANKSHARES INC
filed 2006-05-15
CIK 883758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer__X__

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes ____   No __X__

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   1,718,968 shares of Common Stock, par value
               $1.25 per share, outstanding as of April 30, 2006.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets-March 31, 2006
         and December 31, 2005.............................................3

         Consolidated Statements of Income-Three Months Ended
         March 31, 2006 and March 31, 2005.................................4

         Consolidated Statements of Stockholders' Equity-Three Months
         Ended March 31, 2006 and Year Ended December 31, 2005.............5

         Consolidated Statements of Cash Flows-Three Months Ended
         March 31, 2006 and March 31, 2005.................................6

         Notes to Consolidated Financial Statements........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......12

Item 4.  Controls and Procedures..........................................13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................14

Item 1A. Risk Factors.....................................................14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......14

Item 3.  Defaults Upon Senior Securities..................................14

Item 4.  Submission of Matters to a Vote of Security Holders..............14

Item 5.  Other Information .............................................. 14

Item 6.  Exhibits.........................................................14

Signatures................................................................15

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                                     MARCH 31,       DECEMBER 31,
ASSETS                                                                                 2006             2005
                                                                                    (Unaudited)       (Audited)
                                                                                 -------------    -------------
Cash and due from banks                                                          $  10,271,637    $   8,394,366
Federal funds sold                                                                  16,031,415       21,914,513
Investment securities available for sale                                            33,869,837       33,795,911
Investment securities held to maturity
  (fair value approximately $3,968,677 at March 31,
  2006, and $3,955,524 at December 31, 2005)                                         3,970,572        3,963,847
Restricted equity securities                                                         1,069,650        1,519,650
Loans, net of allowance for loan losses of $2,576,866
  at March 31, 2006 and $2,678,055 at December 31, 2005                            224,205,938      217,091,067
Cash value of life insurance                                                         5,202,680        5,148,180
Foreclosed assets                                                                      505,082          400,000
Property and equipment, net                                                          7,144,547        7,249,704
Accrued income                                                                       2,240,468        2,177,475
Other assets                                                                         2,780,042        2,510,504
                                                                                 -------------    -------------
                                                                                  $307,291,868     $304,165,217
                                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Demand deposits                                                                  $  37,047,963    $  36,242,161
Interest-bearing demand deposits                                                    22,290,460       22,975,642
Savings deposits                                                                    44,561,943       46,569,058
Large denomination time deposits                                                    49,597,296       46,132,454
Other time deposits                                                                103,962,704       98,480,204
                                                                                 -------------    -------------
   Total deposits                                                                  257,460,366      250,399,519

Long-term debt                                                                      20,000,000       25,000,000
Accrued interest payable                                                               767,223          467,686
Other liabilities                                                                      824,598          544,670
                                                                                 -------------    -------------
                                                                                   279,052,187      276,411,875
                                                                                  ============     ============

Commitments and contingencies                                                                -                -

STOCKHOLDERS' EQUITY
Preferred stock, $25 par value; 500,000
 shares authorized; none issued                                                              -                -
Common stock, $1.25 par value; 5,000,000 shares
 authorized; 1,718,968 shares issued and
 outstanding                                                                         2,148,710        2,148,710
Surplus                                                                                521,625          521,625
Retained earnings                                                                   26,231,338       25,736,698
Accumulated other comprehensive income (loss)                                         (661,992)        (653,691)
                                                                                 -------------    -------------
                                                                                    28,239,681       27,753,342
                                                                                 -------------    -------------
                                                                                  $307,291,868     $304,165,217
                                                                                  ============     ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                           THREE MONTHS ENDED MARCH 31,
                                                 2006        2005
                                            ----------   ----------
INTEREST INCOME:                            (Unaudited)  (Unaudited)
 Loans and fees on loans                    $4,128,953   $3,494,437
 Federal funds sold                            204,047       50,160
 Investment securities:
   Taxable                                     354,486      300,312
   Exempt from federal income tax               75,531      100,357
                                            ----------   ----------
                                             4,763,017    3,945,266
                                            ----------   ----------
INTEREST EXPENSE:
 Deposits                                    1,597,468    1,026,048
 Interest on borrowings                        240,000      124,000
                                            ----------   ----------
                                             1,837,468    1,150,048
                                            ----------   ----------
      Net interest income                    2,925,549    2,795,218

PROVISION FOR LOAN LOSSES                      112,500      105,000
                                            ----------   ----------
 Net interest income after
   provision for loan losses                 2,813,049    2,690,218
                                            ----------   ----------

NONINTEREST INCOME:
 Service charges on deposit accounts           135,592      106,040
 Increase in cash value of life insurance       54,500       57,000
 Net realized gains on securities               11,969            -
 Other income                                  202,799      122,196
                                            ----------   ----------
                                               404,860      285,236
                                            ----------   ----------

NONINTEREST EXPENSE:
 Salaries and employee benefits              1,258,512    1,214,972
 Occupancy expense                              69,913       69,490
 Equipment expense                             203,030      192,397
 Other expense                                 484,018      466,473
                                            ----------   ----------
                                             2,015,473    1,943,332
                                            ----------   ----------
      Income before income taxes             1,202,436    1,032,122

INCOME TAX EXPENSE                             364,000      280,000
                                            ----------   ----------
      Net income                            $  838,436   $  752,122
                                            ==========   ==========

BASIC EARNINGS PER SHARE                    $      .49   $      .44
                                            ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING          1,718,968    1,718,968
                                            ==========   ==========









SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED) AND THE YEAR ENDED
                          DECEMBER 31, 2005 (AUDITED)

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                COMMON STOCK                              RETAINED     COMPREHENSIVE
                                           SHARES          AMOUNT        SURPLUS          EARNINGS      INCOME (LOSS)      TOTAL
                                         ---------       ----------     ---------        -----------   -------------- ------------
BALANCE, DECEMBER 31, 2004               1,718,968       $2,148,710      $521,625        $23,797,289     $(290,578)   $ 26,177,046

 COMPREHENSIVE INCOME
 Net income                                      -                -             -          3,108,307             -       3,108,307
 Net change in unrealized
   depreciation on investment
   securities available for
   sale, net of taxes of $(185,666)              -                -             -                  -      (360,411)
 Reclassification adjustment,
   net of taxes of $(1,392)                      -                -             -                  -        (2,702)         (2,702)
   TOTAL COMPREHENSIVE INCOME                                           2,745,194

 Dividends paid
   ($.68 per share)                              -                -             -         (1,168,898)            -      (1,168,898)

                                         ---------       ----------     ---------        -----------     ---------    ------------
BALANCE, DECEMBER 31, 2005               1,718,968        2,148,710       521,625         25,736,698      (653,691)     27,753,342

 COMPREHENSIVE INCOME
 Net income                                      -                -             -            838,436             -         838,436
 Net change in unrealized
   depreciation on investment
   securities available for
   sale, net of taxes of $(207)                  -                -             -                  -          (401)           (401)
 Reclassification adjustment,
   net of taxes of $(4,069)                      -                -             -                  -        (7,900)         (7,900)
                                                                                                                      ------------
   TOTAL COMPREHENSIVE INCOME                                             830,135

 Dividends paid
     ($.20 per share)                            -                -             -           (343,796)            -        (343,796)
                                         ---------       ----------     ---------        -----------     ---------    ------------
BALANCE, MARCH 31, 2006                  1,718,968       $2,148,710     $ 521,625        $26,231,338     $(661,992)   $ 28,239,681









SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                      THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 2006                        2005
                                                              (Unaudited)                 (Unaudited)
                                                              ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $    838,436               $    752,122
 Adjustments to reconcile net income
   to net cash provided by operations:
    Depreciation and amortization                                  183,000                    174,000
    Provision for loan losses                                      112,500                    105,000
    Deferred income taxes                                           82,000                     65,000
    Net realized gains on securities                               (11,969)                         -
    Accretion of discount on securities, net of
      amortization of premiums                                      (7,213)                    23,288
    Deferred compensation                                            1,363                      2,100
    Changes in assets and liabilities:
      Cash value of life insurance                                 (54,500)                   (57,000)
      Accrued income                                               (62,993)                     5,816
      Other assets                                                (347,262)                  (326,234)
      Accrued interest payable                                     299,537                    282,681
      Other liabilities                                            278,565                    216,319
                                                              ------------               ------------
       Net cash provided by operating activities                 1,311,464                  1,243,092
                                                              ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in federal funds sold                              5,883,098                    160,250
 Purchases of investment securities                             (4,441,808)                  (500,000)
 Sales of investment securities                                  4,012,000                          -
 Maturities of investment securities                               355,762                  1,135,137
 (Purchases) sales of restricted equity securities                 450,000                    (12,600)
 Net increase in loans                                          (7,227,371)                (6,987,873)
 Net (increase) decrease in foreclosed assets                     (105,082)                    65,000
 Purchases of property and equipment, net of sales                 (77,843)                   (96,054)
                                                              ------------               ------------
       Net cash used in investing activities                    (1,151,244)                (6,236,140)
                                                              ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                        7,060,847                  2,543,170
 Dividends paid                                                   (343,796)                  (257,845)
 Net decrease in long-term debt                                 (5,000,000)                         -
                                                              ------------               ------------
       Net cash provided by financing activities                 1,717,051                  2,285,325
                                                              ------------               ------------
       Net increase (decrease) in cash and cash equivalents      1,877,271                 (2,707,723)

CASH AND CASH EQUIVALENTS, BEGINNING                             8,394,366                 10,032,399
                                                              ------------               ------------
CASH AND CASH EQUIVALENTS, ENDING                             $ 10,271,637               $  7,324,676
                                                              ============               ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                $  1,537,931               $    867,367
                                                              ============               ============
 Taxes paid                                                   $          -               $          -
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

The consolidated financial statements as of March 31, 2006 and for the periods ended March 31, 2006 and 2005 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2005, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.  RESTRICTIONS ON CASH

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,148,000 and $2,162,000 for the periods including March 31, 2006 and December 31, 2005, respectively

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2006 and 2005.

                                                         2006          2005
                                                       ----------   ----------

Balance, beginning                                     $2,678,055   $2,609,759
Provision charged to expense                              112,500      105,000
Recoveries of amounts charged off                          22,178        8,950
Amounts charged off                                      (235,867)     (36,851)
                                                       ----------   ----------
Balance, ending                                        $2,576,866   $2,686,858
                                                       ==========   ==========

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  INCOME TAXES

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2006 and 2005 follows:

                                                         2006          2005
                                                       ----------   ----------

Tax at statutory federal rate                          $  408,828   $  350,921
Tax exempt interest income                                (32,122)     (41,891)
Other tax exempt income                                   (27,663)     (34,601)
Other                                                      14,957        5,571
                                                       ----------   ----------
                                                       $  364,000   $  280,000
                                                       ==========   ==========


NOTE 5.  EMPLOYEE BENEFIT PLAN

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the quarters ended March 31, 2006 and 2005.

                                                          2006        2005
                                                        ---------   --------

Service cost                                            $  97,405   $ 74,839
Interest cost                                              81,846     70,691
Expected return on plan assets                            (84,103)   (68,097)
Amortization of net obligation at transition                   (9)        (9)
Amortization of prior service cost                          2,516      2,516
Amortization of net (gain) or loss                         22,973     21,508
                                                        ---------   --------
Net periodic benefit cost                               $ 120,628   $101,448
                                                        =========   ========


NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2006 and 2005 is as follows:

                                                            2006        2005
                                                        ----------- -----------

Commitments to extend credit                            $16,437,665 $15,236,461
Standby letters of credit                                         -           -
                                                        ----------- -----------
                                                        $16,437,665 $15,236,461
                                                        =========== ===========

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company's critical accounting policies, including its allowance for loan losses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Total interest income increased by $817,751 for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, while interest expense on deposits and other borrowings increased by $687,420 over the same period. The increase in interest income was attributable to an increase in average loans outstanding combined with recent increases in interest rates. The increase in interest expense was due to increases in interest rates and to the migration of funds from lower-yielding transaction accounts to higher-yielding time deposits. The result was an increase in net interest income of $130,331 or 4.66% in the first quarter of 2006 compared to the same period last year.

The provision for loan losses was $112,500 for the quarter ended March 31, 2006 and $105,000 for the same period in 2005. The reserve for loan losses at March 31, 2006 was approximately 1.14% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Noninterest income was $404,860 in the first quarter of 2006 compared to $285,236 in the first quarter of 2005. The increase was due primarily to increases in service charges and a gain of $60,000 that was realized in the first quarter of 2006 upon termination of an interest rate swap.

Noninterest expenses increased by $72,141, or 3.71%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The slight increase came as a result of normal increases in salaries, benefits and other expenses.

The increases in net interest income and noninterest income, combined with the increase in noninterest expenses, resulted in an increase in net income before taxes of $170,314, for the quarter ended March 31, 2006, compared to the same quarter in 2005. Income tax expense increased from $280,000 to $364,000 due to the increase in taxable income combined with an increase in the Company's effective tax rate that resulted from decreases in the average balance of tax-exempt investments. Net income increased by $86,314, or 11.48%, to $838,436 compared to $752,122 last year.

FINANCIAL CONDITION

Total assets increased by $3,126,651, or 1.03%, from December 31, 2005 to March 31, 2006. Net loans increased by $7,114,871, federal funds sold decreased by $5,883,098 and investment securities increased by $80,651. The decrease in federal funds sold came as a result of the prepayment of long-term debt.

Total deposits increased by $7,060,847, or 2.82%, from December 31, 2005 to March 31, 2006. Most of the growth in deposits came from increases in time deposits, or certificates of deposit, as noted above in the comments on net interest income. Long-term debt decreased from $25,000,000 at December 31, 2005, to $20,000,000 at March 31, 2006.

                         PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Shareholders'  equity  totaled  $28,239,681   at  March  31,  2006  compared  to
$27,753,342 at December 31, 2005. The $486,339 increase was the result of earnings for the three months combined with a decrease in the market value of securities classified as available for sale of $8,301, and the payment of dividends of $343,796.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity  is  the  ability  to  convert  assets  to  cash  to fund  depositors'
withdrawals or borrowers' loans without significant loss. Federal fund lines available from correspondent banks totaled $14,000,000 at March 31, 2006. No balances were outstanding on these lines at March 31, 2006 or December 31, 2005. Long-term debt consists of borrowings from the Federal Home Loan Bank and BNP Paribas. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank's 1 to 4 family residential real estate loans, totaled $20,000,000 at December 31, 2005 and $10,000,000 at March 31,
2006. Borrowings from BNP Paribas, which are secured by the pledging of specific investment securities, totaled $5,000,000 at December 31, 2005 and $10,000,000 at March 31, 2006. The remaining unused credit line from the Federal Home Loan Bank as of March 31, 2006 is approximately $35,900,000.

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

The Bank's investment security portfolio also serves as a source of liquidity. The primary goals of the investment portfolio are liquidity management and maturity gap management. As investment securities mature, the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased, otherwise the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a portion of its investment portfolio in unpledged assets that are less than 24 months to maturity. These investments are a preferred source of funds in that they can be disposed of in any interest rate environment without causing significant damage to that quarter's profits.

As a result of the steps described above, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

FORWARD-LOOKING STATEMENTS

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information on known and unknown risks, see the "Caution About Forward Looking Statements" section in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that a parallel increase in rates of 300 basis points over the next 12 months would result in a decrease in net interest income of $398,000, or 3.27%, while a similar decrease in rates would result in an increase in net interest income of $6,000, or 0.05%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

                         PART I.  FINANCIAL INFORMATION

Item 4.  Controls and Procedures



As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in its periodic filings with the Securities and Exchange Commission.

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

ITEM 1A.  RISK FACTORS

      There are no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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



                                         GRAYSON BANKSHARES, INC.




Date:  May 15, 2006                      By:   /s/ Jacky K. Anderson
                                               --------------------------------
                                               Jacky K. Anderson
                                               President and CEO



                                         By:   /s/ Blake M. Edwards
                                               --------------------------------
                                               Blake M. Edwards
                                               Chief Financial Officer

                                 EXHIBIT INDEX


      Exhibit No. Description

       31.1       Rule 13(a)-14(a) Certification of Chief Executive Officer.

       31.2       Rule 13(a)-14(a) Certification of Chief Financial Officer.

       32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.