Form 10-Q
period 2006-06-30
GRAYSON BANKSHARES INC
filed 2006-08-14
CIK 883758

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

      Yes    __X__      No  _____

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act)  (Check one):

Large accelerated filer  _____Accelerated filer _____Non-accelerated filer__X__

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes _____   No __X__

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  1,718,968 shares of Common Stock, par value
              $1.25 per share, outstanding as of August 11, 2006.

================================================================================

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets-June 30, 2006
         and December 31, 2005.................................................3

         Consolidated Statements of Income-Six Months Ended
         June 30, 2006 and June 30, 2005.......................................4

         Consolidated Statements of Income-Three Months Ended
         June 30, 2006 and June 30, 2005.......................................5

         Consolidated Statements of Stockholders' Equity-Six Months
         Ended June 30, 2006 and Year Ended December 31, 2005..................6

         Consolidated Statements of Cash Flows-Six Months Ended
         June 30, 2006 and June 30, 2005.......................................7

         Notes to Consolidated Financial Statements............................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........14

Item 4.  Controls and Procedures..............................................15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 1A. Risk Factors.........................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........16

Item 3.  Defaults Upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits.............................................................16

Signatures....................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

================================================================================

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2006 AND DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                            JUNE 30,       DECEMBER 31,
                                                             2006             2005
                                                             ----             ----
                                                          (Unaudited)        (Audited)
ASSETS
------
Cash and due from banks                                   $ 6,853,268      $ 8,394,366
Federal funds sold                                          9,993,211       21,914,513
Investment securities available for sale                   34,164,086       33,795,911
Investment securities held to maturity
  (fair value approximately $3,935,426 at June 30,
  2006, and $3,955,524 at December 31, 2005)                3,977,376        3,963,847
Restricted equity securities                                1,137,450        1,519,650
Loans, net of allowance for loan losses of $2,725,424
  at June 30, 2006 and $2,678,055 at December 31, 2005    232,649,687      217,091,067
Cash value of life insurance                                5,253,680        5,148,180
Foreclosed assets                                             487,282          400,000
Property and equipment, net                                 7,204,047        7,249,704
Accrued income                                              2,588,415        2,177,475
Other assets                                                2,799,083        2,510,504
                                                          -----------       ----------
                                                         $307,107,585     $304,165,217
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Demand deposits                                           $38,785,015      $36,242,161
Interest-bearing demand deposits                           20,823,850       22,975,642
Savings deposits                                           40,773,161       46,569,058
Large denomination time deposits                           51,643,951       46,132,454
Other time deposits                                       110,533,116       98,480,204
                                                          -----------       ----------
   Total deposits                                         262,559,093      250,399,519

Long-term debt                                             15,000,000       25,000,000
Accrued interest payable                                      395,622          467,686
Other liabilities                                             590,121          544,670
                                                          -----------      -----------
                                                          278,544,836      276,411,875
                                                          -----------      -----------

Commitments and contingencies                                       -                -

STOCKHOLDERS' EQUITY
Preferred stock, $25 par value; 500,000
  shares authorized; none issued                                    -                -
Common stock, $1.25 par value; 5,000,000 shares
  authorized; 1,718,968 shares issued and
  outstanding                                               2,148,710        2,148,710
Surplus                                                       521,625          521,625
Retained earnings                                          26,759,228       25,736,698
Accumulated other comprehensive income (loss)                (866,814)        (653,691)
                                                          -----------       ----------
                                                           28,562,749       27,753,342
                                                          -----------       ----------
                                                         $307,107,585     $304,165,217
                                                         ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                           2006          2005
                                                           ----          ----
INTEREST INCOME:                                       (Unaudited)   (Unaudited)
  Loans and fees on loans                              $8,617,793    $7,180,054
  Federal funds sold                                      344,601       115,496
  Investment securities:
   Taxable                                                730,078       600,556
   Exempt from federal income tax                         151,725       204,930
                                                        ---------     ---------
                                                        9,844,197     8,101,036
                                                        ---------     ---------

INTEREST EXPENSE:
  Deposits                                              3,374,458     2,139,675
  Interest on borrowings                                  432,000       342,000
                                                        ---------     ---------
                                                        3,806,458     2,481,675
                                                        ---------     ---------
      Net interest income                               6,037,739     5,619,361
                                                        ---------     ---------

PROVISION FOR LOAN LOSSES                                 250,000       210,000
                                                        ---------     ---------
  Net interest income after
   provision for loan losses                            5,787,739     5,409,361
                                                        ---------     ---------

NONINTEREST INCOME:
  Service charges on deposit accounts                     278,451       240,054
  Increase in cash value of life insurance                105,500       114,000
  Net realized gains (losses) on securities                11,969        (3,763)
  Other income                                            416,673       236,669
                                                        ---------     ---------
                                                          812,593       586,960
                                                        ---------     ---------

NONINTEREST EXPENSE:
  Salaries and employee benefits                        2,585,776     2,465,869
  Occupancy expense                                       144,834       136,770
  Equipment expense                                       407,786       392,737
  Other expense                                         1,015,819       952,919
                                                        ---------     ---------
                                                        4,154,215     3,948,295
                                                        ---------     ---------
      Income before income taxes                        2,446,117     2,048,026

INCOME TAX EXPENSE                                        736,000       566,000
                                                        ---------     ---------
      Net income                                       $1,710,117    $1,482,026
                                                       ==========    ==========

BASIC EARNINGS PER SHARE                               $      .99     $     .86
                                                       ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                     1,718,968     1,718,968
                                                       ==========    ==========





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          2006          2005
                                                          ----          ----
INTEREST INCOME:                                      (Unaudited)    (Unaudited)

  Loans and fees on loans                              $4,488,840    $3,685,617
  Federal funds sold                                      140,554        65,336
  Investment securities:
   Taxable                                                375,592       300,244
   Exempt from federal income tax                          76,194       104,573
                                                        ---------     ---------
                                                        5,081,180     4,155,770
                                                        ---------     ---------

INTEREST EXPENSE:
  Deposits                                              1,776,990     1,113,627
  Interest on borrowings                                  192,000       218,000
                                                        ---------     ---------
                                                        1,968,990     1,331,627
                                                        ---------     ---------
      Net interest income                               3,112,190     2,824,143

PROVISION FOR LOAN LOSSES                                 137,500       105,000
                                                        ---------     ---------
  Net interest income after
   provision for loan losses                            2,974,690     2,719,143
                                                        ---------     ---------
NONINTEREST INCOME:
  Service charges on deposit accounts                     142,859       134,014
  Increase in cash value of life insurance                 51,000        57,000
  Net realized gains (losses) on securities                     -        (3,763)
  Other income                                            213,874       114,473
                                                        ---------     ---------
                                                          407,733       301,724
                                                        ---------     ---------

NONINTEREST EXPENSE:
  Salaries and employee benefits                        1,327,264     1,250,897
  Occupancy expense                                        74,921        67,280
  Equipment expense                                       204,756       200,340
  Other expense                                           531,801       486,446
                                                        ---------     ---------
                                                        2,138,742     2,004,963
                                                        ---------     ---------
      Income before income taxes                        1,243,681     1,015,904

INCOME TAX EXPENSE                                        372,000       286,000
                                                        ---------     ---------
      Net income                                       $  871,681     $ 729,904
                                                       ==========     =========

BASIC EARNINGS PER SHARE                               $      .51     $     .42
                                                       ==========     =========
WEIGHTED AVERAGE SHARES OUTSTANDING                     1,718,968     1,718,968
                                                       ==========     =========





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================

                     GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED) AND
                   THE YEAR ENDED DECEMBER 31, 2005 (AUDITED)
--------------------------------------------------------------------------------


                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                 COMMON STOCK                             RETAINED       COMPREHENSIVE
                                            SHARES          AMOUNT        SURPLUS         EARNINGS        INCOME (LOSS)     TOTAL
                                            ------          ------        -------         --------        -------------     -----

BALANCE, DECEMBER 31, 2004              1,718,968       $2,148,710       $521,625        $23,797,289        $(290,578)  $26,177,046

  COMPREHENSIVE INCOME
  Net income                                    -               -               -          3,108,307                -     3,108,307
  Net change in unrealized
   depreciation on investment
   securities available for
   sale, net of taxes of $(185,666)             -               -               -                  -         (360,411)     (360,411)
  Reclassification adjustment,
   net of taxes of $(1,392)                     -               -               -                  -           (2,702)       (2,702)
                                                                                                                          ----------
   TOTAL COMPREHENSIVE INCOME                                                                                             2,745,194

  Dividends paid
   ($.68 per share)                             -               -               -         (1,168,898)               -    (1,168,898)
                                        ---------      ----------       ---------        -----------        ---------   -----------
BALANCE, DECEMBER 31, 2005              1,718,968       2,148,710         521,625         25,736,698         (653,691)   27,753,342

  COMPREHENSIVE INCOME
  Net income                                    -               -               -          1,710,117                -     1,710,117
  Net change in unrealized
   depreciation on investment
   securities available for
   sale, net of taxes of $(81,878)              -               -               -                  -         (158,941)     (158,941)
  Reclassification adjustment,
   net of taxes of $(4,069)                     -               -               -                  -           (7,900)       (7,900)
  Unrealized loss on interest rate
   swap, net of taxes of $(23,843)              -               -               -                  -          (46,282)      (46,282)
                                                                                                                           ---------
   TOTAL COMPREHENSIVE INCOME                                                                                             1,496,994
  Dividends paid
   ($.40 per share)                             -               -               -           (687,587)               -      (687,587)
                                        ---------      ----------       ---------        -----------        ---------   -----------

BALANCE, JUNE 30, 2006                  1,718,968      $2,148,710       $ 521,625        $26,759,228        $(866,814)  $28,562,749
                                        =========      ==========       =========        ===========        =========   ===========










SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


                                                                  SIX  MONTHS ENDED
                                                                        JUNE 30,
                                                                   2006          2005
                                                                   ----          ----
                                                                (Unaudited   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $1,710,117   $1,482,026
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization                                 366,000      348,000
     Provision for loan losses                                     250,000      210,000
     Deferred income taxes                                         (31,843)      29,000
     Net realized (gains) losses on securities                     (11,969)       3,763
     Accretion of discount on securities, net of
      amortization of premiums                                     (22,748)      40,448
     Deferred compensation                                           1,318        2,770
     Changes in assets and liabilities:
      Cash value of life insurance                                (105,500)    (114,000)
      Accrued income                                              (410,940)    (372,700)
      Other assets                                                (146,946)    (214,561)
      Accrued interest payable                                     (72,064)     119,784
      Other liabilities                                            (25,992)    (106,188)
                                                                 ---------    ---------
        Net cash provided by operating activities                1,499,433    1,428,342
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold                 11,921,302     (593,813)
  Purchases of investment securities                            (5,244,155)  (2,992,249)
  Sales of investment securities                                 4,012,000    1,932,481
  Maturities of investment securities                              632,380    1,877,601
  (Purchases) sales of restricted equity securities                382,200     (372,600)
  Net increase in loans                                        (15,895,902) (14,452,755)
  Proceeds from the sale of foreclosed assets                            -       65,000
  Purchases of property and equipment, net of sales               (320,343)    (152,819)
        Net cash used in investing activities                   (4,512,518) (14,689,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                      12,159,574    4,330,729
  Dividends paid                                                  (687,587)    (515,690)
  Net increase (decrease) in other borrowings                  (10,000,000)   8,000,000
                                                                 ---------    ---------
        Net cash provided by financing activities                1,471,987   11,815,039
                                                                 ---------    ---------
        Net increase (decrease) in cash and cash equivalents    (1,541,098)  (1,445,773)

CASH AND CASH EQUIVALENTS, BEGINNING                             8,394,366   10,032,399
                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS, ENDING                               $6,853,268   $8,586,626
                                                                ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                 $3,878,522   $2,361,891
                                                                ==========   ==========
  Taxes paid                                                    $  567,000    $ 484,000
                                                                ==========    =========
  Transfers of loans to foreclosed properties                   $   87,282    $       -
                                                                ==========    =========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

The consolidated financial statements as of June 30, 2006 and for the periods ended June 30, 2006 and 2005 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2005, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.  RESTRICTIONS ON CASH

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,054,000 and $2,162,000 for the periods including June 30, 2006 and December 31, 2005, respectively.

NOTE 3.  ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2006 and 2005.

                                                           2006        2005
                                                           ----        ----

Balance, beginning                                     $2,678,055  $2,609,759
Provision charged to expense                              250,000     210,000
Recoveries of amounts charged off                          63,318      21,472
Amounts charged off                                      (265,949)   (161,095)
                                                         --------    --------
Balance, ending                                        $2,725,424  $2,680,136
                                                       ==========  ==========

================================================================================

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.  INCOME TAXES

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2006 and 2005 follows:

                                                           2006        2005
                                                           ----        ----

Tax at statutory federal rate                           $  831,679   $ 696,329
Tax exempt interest income                                (63,831)    (81,471)
Other tax exempt income                                   (50,219)    (69,985)
Other                                                       18,371      21,127
                                                            ------      ------
                                                        $  736,000   $ 566,000
                                                        ==========   =========
NOTE 5.  EMPLOYEE BENEFIT PLAN

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the six-month periods ended June 30, 2006 and 2005.

                                                           2006        2005
                                                           ----        ----

Service cost                                            $  194,810   $ 149,678
Interest cost                                              163,692     141,382
Expected return on plan assets                            (168,206)   (136,194)
Amortization of net obligation at transition                   (18)        (18)
Amortization of prior service cost                           5,032       5,032
Amortization of net (gain) or loss                          45,946      43,016
                                                            ------      ------
Net periodic benefit cost                               $  241,256   $ 202,896
                                                        ==========   =========


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2006 and 2005 is as follows:

                                                          2006        2005
                                                          ----        ----

Commitments to extend credit                          $17,804,593   $14,265,127
Standby letters of credit                                       -             -
                                                      -----------   ------------
                                                      $17,804,593   $14,265,127
                                                      ===========   ===========

Commitments to extend credit are agreements to lend to a customer, at a fixed or variable interest rate, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if

================================================================================

                    GRAYSON BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6.  COMMITMENTS AND CONTINGENCIES, CONTINUED

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

================================================================================

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

RESULTS OF OPERATIONS

Total interest income increased by $925,410 for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, while interest expense on deposits and other borrowings increased by $637,363 over the same period. The increase in interest income was attributable to an increase in average loans outstanding combined with recent increases in interest rates. The increase in interest expense was due to increases in interest rates and to the migration of funds from lower-yielding transaction accounts to higher-yielding time deposits. The result was an increase in net interest income of $288,047 or 10.20% in the second quarter of 2006 compared to the same period last year.

The provision for loan losses was $137,500 for the quarter ended June 30, 2006 and $105,000 for the same period in 2005. The increase was due primarily to the increase in total loans outstanding. The reserve for loan losses at June 30, 2006 was approximately 1.16% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Noninterest income was $407,733 in the second quarter of 2006 compared to $301,724 in the second quarter of 2005. The increase was due primarily to a $100,000 gain that was realized in the second quarter of 2006 upon termination of an investment repurchase agreement.

Noninterest expenses increased by $133,779, or 6.67%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The increase came as a result of normal increases in salaries, benefits and other expenses.

The increases in net interest income and noninterest income, combined with the increase in noninterest expenses, resulted in an increase in net income before taxes of $227,777, for the quarter ended June 30, 2006, compared to the same quarter in 2005. Income tax expense increased from $286,000 to $372,000 due to the increase in taxable income combined with an increase in the Company's effective tax rate that resulted from decreases in the average balance of tax-exempt investments. Net income increased by $141,777, or 19.42%, to $871,681 compared to $729,904 last year.

For the six months ended June 30, 2006, total interest income increased by $1,743,161 compared to the six-month period ended June 30, 2005, while interest expense increased by $1,324,783 over the same period. This resulted in an increase in net interest income of $418,378, or 7.45%. As stated above, the increase in interest income was the result of increases in the prime lending rate and an increase in average loans outstanding while the increase in interest expense came as a result of increases in short-term interest rates and the migration of funds from lower-yielding transaction accounts to higher-yielding time deposits.

Non-interest income increased by $225,633 for the six-month period ended June 30, 2006 compared to the same period in 2005. The majority of the increase was due to a gain of $60,000 that was realized upon the termination of an interest rate swap in the first quarter of 2006 combined with the aforementioned gain of $100,000 realized in the second quarter of 2006 upon termination of an investment repurchase agreement.

Normal operating cost increases resulted in an overall increase in non-interest expense of $205,920, or 5.22% for the first six months of 2006 compared to the first six months of 2005. Overall, the increases in net interest income and

================================================================================

                         PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


other income led to an increase in net income of $228,091, or 15.39%, for the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005.

FINANCIAL CONDITION

Total assets increased by $2,942,368, or 0.97%, from December 31, 2005 to June 30, 2006. Net loans increased by $15,558,620, federal funds sold decreased by $11,921,302 and investment securities increased by $381,704. The decrease in federal funds sold came as balances were used to retire long-term debt and to fund a portion of the increase in loans.

Total deposits increased by $12,159,574, or 4.86%, from December 31, 2005 to June 30, 2006. Most of the growth in deposits came from increases in time deposits, or certificates of deposit, as noted above in the comments on net interest income. Long-term debt decreased from $25,000,000 at December 31, 2005, to $15,000,000 at June 30, 2006.

Shareholders' equity totaled $28,562,749 at June 30, 2006 compared to $27,753,342 at December 31, 2005. The $809,407 increase was the result of earnings for the six months combined with a decrease in the market value of securities classified as available for sale, and the payment of dividends of $687,587.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Federal fund lines available from correspondent banks totaled $14,000,000 at June 30, 2006. No balances were outstanding on these lines at June 30, 2006 or December 31, 2005. Long-term debt consists of borrowings from the Federal Home Loan Bank and BNP Paribas. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank's 1 to 4 family residential real estate loans, totaled $20,000,000 at December 31, 2005 and $10,000,000 at June 30,
2006. Borrowings from BNP Paribas, which are secured by the pledging of specific investment securities, totaled $5,000,000 at December 31, 2005 and June 30, 2006. The remaining unused credit line from the Federal Home Loan Bank as of June 30, 2006 is approximately $35,900,000.

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

================================================================================

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

================================================================================

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next 12 months would result in an increase in net interest income of $1,205,000, or 10.00%, while a similar decrease in rates would result in a decrease in net interest income of $792,000, or 6.58%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

================================================================================

                         PART I.  FINANCIAL INFORMATION

Item 4.  Controls and Procedures
--------------------------------------------------------------------------------


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

================================================================================

                          PART II.  OTHER INFORMATION

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

      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Company's Annual Meeting of Shareholders was held on April 11,
2005.

      (b)   Not applicable

      (c) At the Annual Meeting of Shareholders, the shareholders of the Company were asked to vote on the election of four of the Company's directors to serve until the third annual meeting following their election or until their successors have been elected and qualified.

            The votes cast for or withheld for the election of directors were as follows:

                 Name                Votes For                Votes Withheld
                 ----                ---------                --------------

            Bryan L. Edwards         1,290,446                     24,787
            Dennis B. Gambill        1,187,466                    127,767
            Jack E. Guynn, Jr.       1,295,669                     19,564
            Charles T. Sturgill      1,295,591                     19,642

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



                                           GRAYSON BANKSHARES, INC.




Date:  August 14, 2006                     By:  /s/ Jacky K. Anderson
                                                ----------------------
                                                 Jacky K. Anderson
                                                 President and CEO



                                           By:  /s/ Blake M. Edwards
                                                ----------------------
                                                 Blake M. Edwards
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


      Exhibit No. Description

        31.1      Rule 13(a)-14(a) Certification of Chief Executive Officer.

        31.2      Rule 13(a)-14(a) Certification of Chief Financial Officer.

        32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.