Form 10-Q
period 2006-09-30
GRAYSON BANKSHARES INC
filed 2006-11-14
CIK 883758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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

         Yes  |X|          No  [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer  [ ]  Accelerated filer  [ ]  Non-accelerated filer  |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes  [ ]          No |X|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   1,718,968 shares of Common Stock, par value
              $1.25 per share, outstanding as of November 13, 2006.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--September 30, 2006
          and December 31, 2005..............................................3

         Consolidated Statements of Income--Nine Months Ended
          September 30, 2006 and September 30, 2005..........................4

         Consolidated Statements of Income--Three Months Ended
          September 30, 2006 and September 30, 2005..........................5

         Consolidated Statements of Stockholders' Equity--Nine Months
          Ended September 30, 2006 and Year Ended December 31, 2005..........6

         Consolidated Statements of Cash Flows--Nine Months Ended
          September 30, 2006 and September 30, 2005..........................7

         Notes to Consolidated Financial Statements..........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........14

Item 4.  Controls and Procedures.............................................15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................16

Item 1A. Risk Factors........................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........16

Item 3.  Defaults Upon Senior Securities.....................................16

Item 4.  Submission of Matters to a Vote of Security Holders.................16

Item 5.  Other Information...................................................16

Item 6.  Exhibits............................................................16

Signatures...................................................................17

                          Part I. Financial Information

Item 1.  Financial Statements


                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 2006 and December 31, 2005
-------------------------------------------------------------------------------

                                                                                 September 30         December 31,
Assets                                                                               2006                 2005
                                                                                ----------------     ---------------
                                                                                  (Unaudited)          (Audited)
Cash and due from banks                                                         $     7,899,218    $      8,394,366
Federal funds sold                                                                    9,159,608          21,914,513
Investment securities available for sale                                             37,869,917          33,795,911
Investment securities held to maturity
  (fair value approximately $3,999,237 at September 30,
  2006, and $3,955,524 at December 31, 2005)                                          3,984,216           3,963,847
Restricted equity securities                                                          1,137,450           1,519,650
Loans, net of allowance for loan losses of $2,856,195
  at September 30, 2006 and $2,678,055 at December 31, 2005                         241,343,287         217,091,067
Cash value of life insurance                                                          5,304,680           5,148,180
Foreclosed assets                                                                       308,000             400,000
Property and equipment, net                                                           7,453,446           7,249,704
Accrued income                                                                        3,201,884           2,177,475
Other assets                                                                          2,423,151           2,510,504
                                                                                ---------------    ----------------
                                                                                $   320,084,857    $    304,165,217
                                                                                ===============    ================
Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                 $    40,627,255    $     36,242,161
Interest-bearing demand deposits                                                     19,063,371          22,975,642
Savings deposits                                                                     39,065,701          46,569,058
Large denomination time deposits                                                     54,348,924          46,132,454
Other time deposits                                                                 116,115,272          98,480,204
                                                                                ---------------    ----------------
     Total deposits                                                                 269,220,523         250,399,519

Long-term debt                                                                       20,000,000          25,000,000
Accrued interest payable                                                                866,523             467,686
Other liabilities                                                                       570,419             544,670
                                                                                ---------------    ----------------
                                                                                    290,657,465         276,411,875

Commitments and contingencies                                                                 -                   -

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding                                                                        2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    27,220,089          25,736,698
Accumulated other comprehensive income (loss)                                          (463,032)           (653,691)
                                                                                ---------------    ----------------
                                                                                     29,427,392          27,753,342
                                                                                ---------------    ----------------
                                                                                $   320,084,857    $    304,165,217
                                                                                ===============    ================


See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Nine Months ended September 30, 2006 and 2005
-------------------------------------------------------------------------------


                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                        2006              2005
                                                                                    -------------    --------------
Interest income:                                                                     (Unaudited)      (Unaudited)
   Loans and fees on loans                                                          $  13,340,216    $   11,199,763
   Federal funds sold                                                                     446,325           232,080
   Investment securities:
     Taxable                                                                            1,123,139           900,982
     Exempt from federal income tax                                                       234,873           301,995
                                                                                    -------------    --------------
                                                                                       15,144,553        12,634,820

Interest expense:
   Deposits                                                                             5,386,850         3,463,329
   Interest on borrowings                                                                 643,000           583,500
                                                                                    -------------    --------------
                                                                                        6,029,850         4,046,829
         Net interest income                                                            9,114,703         8,587,991

Provision for loan losses                                                                 400,000           399,468
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          8,714,703         8,188,523
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                    436,973           387,028
   Increase in cash value of life insurance                                               156,500           171,000
   Net realized gains (losses) on securities                                               48,225            (3,763)
   Other income                                                                           666,285           354,858
                                                                                    -------------    --------------
                                                                                        1,307,983           909,123
                                                                                    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                                       3,892,962         3,690,646
   Occupancy expense                                                                      225,273           217,062
   Equipment expense                                                                      617,074           580,854
   Other expense                                                                        1,714,605         1,471,266
                                                                                    -------------    --------------
                                                                                        6,449,914         5,959,828
         Income before income taxes                                                     3,572,772         3,137,818

Income tax expense                                                                      1,058,000           872,000
                                                                                    -------------    --------------
         Net income                                                                 $   2,514,772    $    2,265,818
                                                                                    =============    ==============

Basic earnings per share                                                            $        1.46    $         1.32
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============
Dividends declared per share                                                        $        0.60    $         0.45
                                                                                    =============    ==============


See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
             For the Three Months ended September 30, 2006 and 2005

----------------------------------------------------------------------------------------------------------------------------------


                                                                                        Three Months Ended
                                                                                            September 30,
                                                                                        2006              2005
                                                                                    -------------    --------------
Interest income:                                                                     (Unaudited)      (Unaudited)
   Loans and fees on loans                                                          $   4,722,423    $    4,019,709
   Federal funds sold                                                                     101,724           116,584
   Investment securities:
     Taxable                                                                              393,061           300,426
     Exempt from federal income tax                                                        83,148            97,065
                                                                                    -------------    --------------
                                                                                        5,300,356         4,533,784

Interest expense:
   Deposits                                                                             2,012,392         1,323,654
   Interest on borrowings                                                                 211,000           241,500
                                                                                    -------------    --------------
                                                                                        2,223,392         1,565,154
         Net interest income                                                            3,076,964         2,968,630

Provision for loan losses                                                                 150,000           189,468
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          2,926,964         2,779,162
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                    158,522           146,974
   Increase in cash value of life insurance                                                51,000            57,000
   Net realized gains (losses) on securities                                               36,256                 -
   Other income                                                                           249,612           118,189
                                                                                    -------------    --------------
                                                                                          495,390           322,163
                                                                                    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                                       1,307,186         1,224,777
   Occupancy expense                                                                       80,439            80,292
   Equipment expense                                                                      209,288           188,117
   Other expense                                                                          698,786           518,347
                                                                                    -------------    --------------
                                                                                        2,295,699         2,011,533
         Income before income taxes                                                     1,126,655         1,089,792

Income tax expense                                                                        322,000           306,000
                                                                                    -------------    --------------
         Net income                                                                 $     804,655    $      783,792
                                                                                    =============    ==============

Basic earnings per share                                                            $        0.47    $         0.46
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============
Dividends declared per share                                                        $        0.20    $         0.15
                                                                                    =============    ==============


See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
            For the Nine Months ended September 30, 2006 (unaudited)
                 and the Year ended December 31, 2005 (audited)
-------------------------------------------------------------------------------

                                                                                           Accumulated
                                                                                              Other
                                         Common Stock                        Retained     Comprehensive
                                      Shares      Amount       Surplus       Earnings      Income (Loss)      Total
                                      ------      ------       -------       --------      -------------      -----

Balance, December 31, 2004          1,718,968  $ 2,148,710   $  521,625    $  23,797,289   $    (290,578) $   26,177,046

   Comprehensive income
   Net income                               -            -            -        3,108,307               -       3,108,307
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $(185,666)       -            -            -                -        (360,411)       (360,411)
   Reclassification adjustment,
     net of taxes of $(1,392)               -            -            -                -          (2,702)         (2,702)
                                                                                                            -------------
     Total comprehensive income                                                                                2,745,194

   Dividends paid
     ($.68 per share)                       -            -            -       (1,168,898)              -      (1,168,898)

Balance, December 31, 2005          1,718,968    2,148,710      521,625       25,736,698        (653,691)     27,753,342

   Comprehensive income
   Net income                               -            -            -        2,514,772               -       2,514,772
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes of $114,615         -            -            -                -         222,488         222,488
   Reclassification adjustment,
     net of taxes of $(16,396)              -            -            -                -         (31,829)        (31,829)
                                                                                                            -------------
     Total comprehensive income                                                                                2,705,431

   Dividends paid
       ($.60 per share)                     -            -            -       (1,031,381)              -      (1,031,381)

Balance, September 30, 2006         1,718,968   $2,148,710    $ 521,625    $  27,220,089    $   (463,032)   $ 29,427,392
                                   ==========   ==========    ==========   =============    ============    ============














See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2006 and 2005
-------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                        2006              2005
                                                                                    -------------    --------------
                                                                                    (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $   2,514,772    $    2,265,818
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      549,000           522,000
       Provision for loan losses                                                          400,000           399,468
       Deferred income taxes                                                              (94,000)          (29,000)
       Net realized (gains) losses on securities                                          (48,225)            3,763
       Accretion of discount on securities, net of
         amortization of premiums                                                         (40,455)           63,005
       Deferred compensation                                                                2,440             4,871
       Net realized loss on foreclosed assets                                             154,282                 -
       Changes in assets and liabilities:
         Cash value of life insurance                                                    (156,500)         (171,000)
         Accrued income                                                                (1,024,409)         (456,156)
         Other assets                                                                      83,135           (56,121)
         Accrued interest payable                                                         398,837           444,247
         Other liabilities                                                                 23,309           (86,402)
                                                                                    -------------    --------------
           Net cash provided by operating activities                                    2,762,186         2,904,493
                                                                                    -------------    --------------

Cash flows from investing activities:
   Net (increase) decrease in federal funds sold                                       12,754,905        (4,510,661)
   Purchases of investment securities                                                 (12,779,533)       (5,976,589)
   Sales of investment securities                                                       6,967,000         1,932,481
   Maturities of investment securities                                                  2,095,715         3,815,005
   (Purchases) sales of restricted equity securities                                      382,200          (372,600)
   Net increase in loans                                                              (24,824,292)      (19,786,742)
   Proceeds from the sale of foreclosed assets                                            109,790                 -
   Purchases of property and equipment, net of sales                                     (752,742)         (297,750)
                                                                                    -------------    --------------
           Net cash used in investing activities                                      (16,046,957)      (25,196,856)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net increase in deposits                                                            18,821,004        13,930,938
   Dividends paid                                                                      (1,031,381)         (773,535)
   Net increase (decrease) in other borrowings                                         (5,000,000)        8,000,000
                                                                                    -------------    --------------
           Net cash provided by financing activities                                   12,789,623        21,157,403
                                                                                    -------------    --------------
           Net increase (decrease) in cash and cash equivalents                          (495,148)       (1,134,960)

Cash and cash equivalents, beginning                                                    8,394,366        10,032,399
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $   7,899,218    $    8,897,439
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   5,631,013    $    3,602,582
                                                                                    =============    ==============
   Taxes paid                                                                       $   1,041,000    $      944,000
                                                                                    =============    ==============
   Transfers of loans to foreclosed properties                                      $     172,072    $      335,000
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

The consolidated financial statements as of September 30, 2006 and for the periods ended September 30, 2006 and 2005 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2005, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,149,000 and $2,162,000 for the periods including September 30, 2006 and December 31, 2005, respectively.

Note 3.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2006 and 2005.

                                                     2006              2005
                                                  -----------       -----------

Balance, beginning                                $ 2,678,055       $ 2,609,759
Provision charged to expense                          400,000           399,468
Recoveries of amounts charged off                      75,300            23,527
Amounts charged off                                  (297,160)         (287,072)
                                                  -----------       -----------
Balance, ending                                   $ 2,856,195       $ 2,745,682
                                                  ===========       ===========

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

Note 4.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2006 and 2005 follows:

                                                     2006               2005
                                                 -----------        -----------

Tax at statutory federal rate                    $ 1,214,742        $ 1,066,868
Tax exempt interest income                          (105,906)          (120,607)
Other tax exempt income                              (72,780)          (105,382)
Other                                                 21,944             31,131
                                                 -----------        -----------
                                                 $ 1,058,000        $   872,000
                                                 ===========        ===========

Note 5.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the nine-month periods ended, 2006 and 2005.

                                                         2006           2005
                                                       ---------      ---------

Service cost                                           $ 292,215      $ 224,517
Interest cost                                            245,538        212,073
Expected return on plan assets                          (252,309)      (204,291)
Amortization of net obligation at transition                 (27)           (27)
Amortization of prior service cost                         7,548          7,548
Amortization of net (gain) or loss                        68,919         64,524
                                                       ---------      ---------
Net periodic benefit cost                              $ 361,884      $ 304,344
                                                       =========      =========


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 2006 and 2005 is as follows:

                                                      2006               2005
                                                  -----------        -----------

Commitments to extend credit                      $17,597,539        $15,441,784
Standby letters of credit                                   -                  -
                                                  -----------        -----------
                                                  $17,597,539        $15,441,784
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

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


-------------------------------------------------------------------------------

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

Note 7.  Recent Accounting Pronouncements

In September 2006 FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No. 87, 88, 106, and 132R. SFAS No. 158 requires an employer to: a) recognize in its statement of financial position an asset for a plan's over-funded status or a liability for a plan's under-funded status, b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and c) recognize changes in the funded status of a defined benefit postretirement plan, in comprehensive income, in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, with the exception of the requirement to measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, which is effective for fiscal years ending after December 15, 2008.

The adoption of SFAS No. 158 will require the Bank to recognize a balance sheet liability equal to the under-funded projected benefit obligation, as opposed to current standards which require recognition of a liability only to the extent of the under-funded accumulated benefit obligation. The projected benefit obligation reflects an increased liability because it includes a provision for expected future salary increases through the participant's retirement age, while the accumulated benefit obligation does not reflect future salary increases.

Based on the last plan valuation date of October 1, 2005 (the most recent date for which information is available), implementation of SFAS No. 158 would result in an increase in pension liabilities recognized in the Company's statement of financial position of $2,263,565. This would also result in an after-tax reduction to other comprehensive income of approximately $1,493,952. Management anticipates the adoption of SFAS No. 158 for the fiscal year ending December 31, 2006 will result in similar adjustments to liabilities and other comprehensive income.

                          Part I. Financial Information

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Total interest income increased by $766,572 for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, while interest expense on deposits and other borrowings increased by $658,238 over the same period. The increase in interest income was attributable to an increase in average loans outstanding combined with increases in interest rates. The increase in interest expense was due to increases in interest rates and to the migration of funds from lower-yielding transaction accounts to higher-yielding time deposits. The result was an increase in net interest income of $108,334 or 3.65% in the third quarter of 2006 compared to the same period last year.

The provision for loan losses was $150,000 for the quarter ended September 30, 2006 and $189,468 for the same period in 2005. The higher amount in 2005 was due to a specific charge-off. The reserve for loan losses at September 30, 2006 was approximately 1.17% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Noninterest income was $495,390 in the third quarter of 2006 compared to $322,163 in the third quarter of 2005. The increase was due primarily to a $101,500 gain that was realized in the third quarter of 2006 upon termination of an investment repurchase agreement.

Noninterest expenses increased by $284,166, or 14.13%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The increase came as a result of normal increases in salaries, benefits and other expenses, combined with losses on the sale of foreclosed assets totaling $154,282.

The increases in net interest income and noninterest income, combined with the increase in noninterest expenses, resulted in an increase in net income before taxes of $36,863, for the quarter ended September 30, 2006, compared to the same quarter in 2005. Income tax expense increased from $306,000 to $322,000 due to the increase in taxable income combined with an increase in the Company's effective tax rate that resulted from decreases in the average balance of tax-exempt investments. Net income increased by $20,863, or 2.66%, to $804,655 compared to $783,792 last year.

For the nine months ended September 30, 2006, total interest income increased by $2,509,733 compared to the nine-month period ended September 30, 2005, while interest expense increased by $1,983,021 over the same period. This resulted in an increase in net interest income of $526,712, or 6.13%. As stated above, the increase in interest income was the result of increases in the prime lending rate and an increase in average loans outstanding while the increase in interest expense came as a result of increases in short-term interest rates and the migration of funds from lower-yielding transaction accounts to higher-yielding time deposits.

Non-interest income increased by $398,860 for the nine-month period ended September 30, 2006 compared to the same period in 2005. The majority of the increase was due to a gain of $60,000 that was realized upon the termination of an interest rate swap combined with gains of $201,500 realized upon termination of investment repurchase agreements.

                          Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

Normal operating cost increases, combined with the aforementioned loss on the sale of foreclosed assets, resulted in an overall increase in non-interest expense of $490,086, or 8.22% for the first nine months of 2006 compared to the first nine months of 2005. Overall, the increases in net interest income and other income led to an increase in net income of $248,954, or 10.99%, for the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005.

Financial Condition

Total assets increased by $15,919,640, or 5.23%, from December 31, 2005 to September 30, 2006. Net loans increased by $24,252,220, federal funds sold decreased by $12,754,905 and investment securities increased by $4,094,375. The decrease in federal funds sold came as balances were used to retire long-term debt and to fund a portion of the increase in loans.

Total deposits increased by $18,821,004, or 7.52%, from December 31, 2005 to September 30, 2006. Most of the growth in deposits came from increases in time deposits, or certificates of deposit, as noted above in the comments on net interest income. Long-term debt decreased from $25,000,000 at December 31, 2005, to $20,000,000 at September 30, 2006.

Shareholders' equity totaled $29,427,392 at September 30, 2006 compared to $27,753,342 at December 31, 2005. The $1,674,050 increase was the result of earnings for the nine months combined with an increase in the market value of securities classified as available for sale, and the payment of dividends of $1,031,381.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Federal fund lines available from correspondent banks totaled $20,000,000 at September 30, 2006. No balances were outstanding on these lines at September 30, 2006 or December 31, 2005. Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank's 1 to 4 family residential real estate loans, totaled $20,000,000 at December 31, 2005 and $10,000,000 at September 30, 2006. Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at September 30, 2006, while similar borrowings from BNP Paribas totaled $5,000,000 at December 31, 2005. The remaining unused credit line from the Federal Home Loan Bank as of September 30, 2006 is approximately $38,000,000.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next 12 months would result in an increase in net interest income of $538,000, or 4.50%, while a similar decrease in rates would result in a decrease in net interest income of $574,000, or 4.80%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

                          Part I. Financial Information

Item 4.  Controls and Procedures

-------------------------------------------------------------------------------


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

                           Part II. Other Information

-------------------------------------------------------------------------------


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



                                      GRAYSON BANKSHARES, INC.




Date:  November 13, 2006              By: /s/Jacky K. Anderson
                                          -------------------------------
                                          Jacky K. Anderson
                                          President and CEO



                                      By: /s/Blake M. Edwards
                                          -------------------------------
                                          Blake M. Edwards
                                          Chief Financial Officer

                                  Exhibit Index


 Exhibit                 Description

  31.1  Rule 13(a)-14(a) Certification of Chief Executive Officer.

  31.2  Rule 13(a)-14(a) Certification of Chief Financial Officer.

  32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.