Form 10-K
period 2006-12-31
GRAYSON BANKSHARES INC
filed 2007-04-02
CIK 883758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-24159

GRAYSON BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1647596 (I.R.S. Employer Identification No.)

113 West Main Street Independence, Virginia (Address of principal executive offices)	24348 (Zip Code)

Registrant’s telephone number, including area code (276) 773-2811

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	n/a

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.25 per share (Title of class)

                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $49,747,620

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,718,968 shares of Common Stock as of March 30, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders – Part III
Portions of the Company’s 2006 Annual Report - Part II

TABLE OF CONTENTS

PART I		Page

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	6

ITEM 1B.	UNRESOLVED STAFF COMMENTS	8

ITEM 2.	PROPERTIES	9

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	10

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES	10

ITEM 6.	SELECTED FINANCIAL DATA	12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	13

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	30

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	32

ITEM 9A.	CONTROLS AND PROCEDURES	32

ITEM 9B.	OTHER INFORMATION	33

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	33

ITEM 11.	EXECUTIVE COMPENSATION	33

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED
	STOCKHOLDER MATTERS	33

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	33

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	33

PART I

Item 1.	Business

General

Grayson Bankshares, Inc. (the Company) was incorporated as a Virginia corporation on February 3, 1992 to acquire 100% of the stock of The Grayson National Bank (the Bank). The Bank was acquired by the Company on July 1, 1992. The Grayson National Bank was founded in 1900 and currently serves Grayson County and surrounding areas through nine banking offices located in the towns of Independence and Hillsville, the localities of Elk Creek, Troutdale and Whitetop, the City of Galax, and Carroll County, Virginia, and the Town of Sparta, North Carolina.

The Bank operates for the primary purpose of meeting the banking needs of individuals and small to medium sized businesses in the Bank’s service area, while developing personal, hometown associations with these customers. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; credit and debit cards; internet banking and online bill paying; safe deposit boxes; and other associated services. The Bank’s primary sources of revenue are interest income from its lending activities, and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 81.68% of the interest earning assets of the Bank at December 31, 2006 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the Officers’ Loan Committee for approval. The Officers’ Loan Committee is composed of the Bank President and all loan officers. All aggregate credits that exceed the lending authority of the Officer’s Loan Committee are presented to the Directors’ Loan Committee for consideration. The Directors’ Loan Committee has the authority to approve loans up to $1.0 million of total indebtedness to a single customer. All loans in excess of that amount must be presented to the full Board of Directors for ultimate approval or denial. The Officers’ and Directors’ Loan Committees not only act as approval bodies to ensure consistent application of the Bank’s loan policy but also provide valuable insight through communication and pooling of knowledge, judgment and experience of their respective members.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2006, the Bank had 45.35% of the loan portfolio in single and multi-family housing, 15.84% in non-farm, non-residential real estate loans, 11.26% in farm related real estate loans and 12.37% in real estate construction loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 8.88% of the portfolio at year-end 2006. Consumer loans make up approximately 6.30% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base.

All loans in the Bank’s portfolio are subject to risk from the state of the economy in the Bank’s area and also that of the nation. The Bank has used and continues to use conservative loan-to-value ratios and thorough credit evaluation to lessen the risk on all types of loans. The use of conservative appraisals has also reduced exposure on real estate loans. Thorough credit checks and evaluation of past internal credit history has helped to reduce the amount of risk related to consumer loans. Government guarantees of loans are used when appropriate, but apply to a minimal percentage of the portfolio. Commercial loans are evaluated by collateral value and ability to service debt. Businesses seeking loans must have a good product line and sales, responsible management, and demonstrated cash flows sufficient to service the debt.

Investments

The Bank invests a portion of its assets in U.S. Treasury, U.S. Government agency and U.S. Government sponsored enterprise securities, state, county and municipal obligations, and equity securities. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to increases in loan demand or to offset fluctuations in deposits. For additional information relating to investments, see “Investment Securities” in Part II, Item 7.

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit to be core deposits. These accounts comprised approximately 77.57% of the Bank’s total deposits at December 31, 2006. Certificates of deposit in denominations of $100,000 or more represented the remaining 22.43% of deposits at year-end.

Competition

The Company encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits and may offer certain services that we do not currently provide. In addition, many of the Company’s competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

To compete, the Company relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches, while smaller, independent financial institutions tend to compete primarily by rate and personal service.

Currently, in Grayson County the Company competes with only two other commercial banks, which operate a total of two branch banking facilities. As of June 30, 2006, the Company held 84.42% of the deposits in Grayson County. In the City of Galax, the Company competes with five other commercial banks. Since opening in May of 1996, we have captured a market share of 16.57% of deposits to become the third largest holder of deposits in the market. Wachovia Bank, NA, leads the Galax market with 28.88% of deposits as of June 30, 2006. In Sparta, North Carolina and Carroll County, Virginia, the Company held market shares of 11.06% and 12.54%, respectively, at June 30, 2006.

Employees

At December 31, 2006, the Company had 110 full time equivalent employees, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (as amended, the “BHCA”) and the examination and reporting requirements of the Federal Reserve. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

As a national bank, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). The Bank is also subject to regulation, supervision and examination by the FDIC. Federal law also governs the activities in which the Bank may engage, the investments it may make and limits the aggregate amount of loans that may be granted to one borrower to 15% of the bank’s capital and surplus. Various consumer and compliance laws and regulations also affect the Bank’s operations.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are also subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the DIF that are “well capitalized” and that present few or no supervisory concerns are required to pay a minimum assessment of between 0.05% and 0.07% of assessable deposits annually for deposit insurance, while all other banks are required to pay premiums ranging from 0.10% to 0.43% of assessable deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

Capital. The OCC and the Federal Reserve have issued risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “total capital”).

In addition, each of the Federal banking regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% for bank holding companies that are rated a composite “1” and 4% for all other bank holding companies. Bank holding companies are expected to maintain higher than minimum capital ratios if they have supervisory, financial, operational or managerial weaknesses, or if they are anticipating or experiencing significant growth.

The risk-based capital standards of the OCC and the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank’s capital adequacy. The OCC and the Federal Reserve also have recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the DIF. The FDIC’s claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The Federal Deposit Insurance Act requires that the federal banking agencies establish five capital levels for insured depository institutions - “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” It also requires or permits such agencies to take certain supervisory actions should an insured institution’s capital level fall. For example, an “adequately capitalized” institution is restricted from accepting brokered deposits. An “undercapitalized” or “significantly undercapitalized” institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the Federal banking agencies to deal with undercapitalized institutions.

Federal regulatory authorities also have broad enforcement powers over the Company and the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. Virtually all of the revenues of the Company results from dividends paid to the Company by the Bank. Under OCC regulations a national bank may not declare a dividend in excess of its undivided profits. Additionally, a national bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. A national bank may not declare or pay any dividend if, after making the dividend, the national bank would be “undercapitalized,” as defined in regulations of the OCC. The Company is subject to state laws that limit the amount of dividends it can pay. In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Community Reinvestment. The requirements of the Community Reinvestment Act (“CRA”) are applicable to the Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Interstate Banking and Branching. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is able to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date. States are authorized to enact laws permitting such interstate bank merger transactions prior to June 1, 1997, as well as authorizing a bank to establish “de novo” interstate branches. Virginia enacted early “opt in” laws, permitting interstate bank merger transactions. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

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

Item 1A.	Risks Factors

We may not be able to successfully manage our growth or implement our growth strategies, which may adversely affect our results of operations and financial condition.

During the last five years, we have experienced significant growth, and a key aspect of our business strategy is our continued growth and expansion. Our ability to continue to grow depends, in part, upon our ability to:

•	open new branch offices or acquire existing branches or other financial institutions;
•	attract deposits to those locations; and
•	identify attractive loan and investment opportunities.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as a deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed our current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The regulations are expected to be applicable to us for our fiscal year ending December 31, 2007. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.         Properties

The Company and the Bank are headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank owns and operates branches at the following locations:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	113 West Main Street Independence, Virginia 24348 (276) 773-2811	Full Service 24 Hour Teller

East Independence Office	802 East Main Street Independence, Virginia 24348 (276) 773-2811	Full Service 24 Hour Teller

Elk Creek Office	60 Comers Rock Road Elk Creek, Virginia 24326 (276) 655-4011	Full Service 24 Hour Teller

Troutdale Office	101 Ripshin Road Troutdale, Virginia 24378 (276) 677-3722	Full Service 24 Hour Teller

Galax Office	209 West Grayson Street Galax, Virginia 24333 (276) 238-2411	Full Service 24 Hour Teller

Carroll Office	8417 Carrollton Pike Galax, Virginia 24333 (276) 238-8112	Full Service 24 Hour Teller

Sparta Office	98 South Grayson Street Sparta, North Carolina 28675 (336) 372-2811	Full Service 24 Hour Teller

Hillsville Office	419 South Main Street Hillsville, Virginia 24343 (276) 728-2810	Full Service 24 Hour Teller

Whitetop Office	16303 Highlands Parkway Whitetop, Virginia 24292 (276) 388-3811	Full Service 24 Hour Teller

The Bank has a conference center located at 558 East Main Street, Independence, Virginia that is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank also owns vacant property near the main office in Independence, Virginia. This property is being held as a potential building site for an operations center.

Item 3.         Legal Proceedings

In the ordinary course of operations, the Company and the Bank expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against the Company or the Bank that, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or the Bank.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the forth quarter of 2006.

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on any market and trade infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2005 to December 31, 2006, the selling price of shares of Common Stock ranged from $24.00 to $32.00. There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

	Sales Price ($) (1)		Dividends ($)(1)
	High	Low
2005: 1st quarter 2nd quarter 3rd quarter 4th quarter	32.00 32.00 32.00 32.00	30.00 28.00 28.00 28.00	0.15 0.15 0.15 0.23
2006: 1st quarter 2nd quarter 3rd quarter 4th quarter	30.00 32.00 32.00 32.00	29.00 28.00 30.00 29.00	0.20 0.20 0.20 0.30

As of December 31, 2006, there were approximately 750 record holders of Common Stock. There were no repurchases of the Common Stock during 2006.

Dividend Policy

The Company historically has paid cash dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the

Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Supervision and Regulation – Payment of Dividends,” above.

The Company’s ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it. As a national bank, the Bank is subject to certain restrictions on our reserves and capital imposed by federal banking statutes and regulations. Furthermore, under Virginia law, the Company may not declare or pay a cash dividend on its capital stock if it is insolvent or if the payment of the dividend would render it insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Item 1. Business – Government Supervision and Regulation – Payment of Dividends” above.

Item 6.	Selected Financial Data

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2006, 2005, 2004, 2003 and 2002.

	2006	2005	2004	2003	2002
Summary of Operations[1]
Interest income	$ 20,623	$ 17,148	$ 14,656	$ 13,842	$ 14,280
Interest expense	8,636	5,802	4,474	5,637	6,640
Net interest income	11,987	11,346	10,182	8,205	7,640
Provision for credit losses	520	504	390	410	441
Other income	1,673	1,415	1,607	2,662	1,021
Other expense	8,670	7,945	6,943	5,812	4,720
Income taxes	1,323	1,204	1,215	1,306	964
Net income	$ 3,147	$ 3,108	$ 3,241	$ 3,339	$ 2,536

Per Share Data
Net income	$ 1.83	$ 1.81	$ 1.89	$ 1.94	$ 1.48
Cash dividends declared	0.90	0.68	0.60	1.00	0.46
Book value	16.47	16.15	15.23	14.31	13.51
Estimated market value[2]	30.00	30.00	32.00	32.00	32.00

Year-end Balance Sheet Summary

Loans, net	$245,517	$217,091	$196,912	$176,155	$154,190
Investment securities	40,848	39,279	37,909	46,282	44,872
Total assets	333,604	304,165	270,215	263,865	241,283
Deposits	282,246	250,400	231,059	228,219	206,909
Stockholders’ equity	28,304	27,753	26,177	24,601	23,230

Selected Ratios

Return on average assets	1.01%	1.09%	1.23%	1.32%	1.13%
Return on average equity	10.85%	11.43%	12.56%	13.66%	11.40%
Average equity to average assets	9.33%	9.55%	9.76%	9.66%	9.88%

[1]	In thousands of dollars, except per share data.
[2]	Provided at the trade date nearest year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of the Company’s financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

The Company was incorporated as a Virginia corporation on February 3, 1992 to acquire the stock of the Bank. The Bank was acquired by the Company on July 1, 1992. The Bank was founded in 1900 and currently serves Grayson County, Virginia and surrounding areas through nine banking offices located in the towns of Independence and Hillsville, the localities of Elk Creek, Troutdale, and Whitetop, the City of Galax and Carroll County, Virginia, and the town of Sparta, North Carolina.

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

The earnings position of the Company remains strong. The Company experienced net earnings of $3,147,221 for 2006 compared to $3,108,307 for 2005, and $3,241,468 in 2004. Dividends paid to stockholders amounted to $0.90 per share for 2006 compared to $0.68 per share for 2005.

The total assets of the Company grew to $333,604,275 from $304,165,217, a 9.68% increase, continuing our strategy to grow the Company. Average equity to average assets indicates that the Company has a strong capital position with a ratio of 9.33% during 2006.

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	The ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;
•	Maintaining capital levels adequate to support our growth;
•	Maintaining cost controls and asset qualities as we open or acquire new branches;

•	Reliance on our management team, including our ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Changes in general economic and business conditions in our market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by us;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statements of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

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

Estimated useful lives of intangible assets are based on an analysis of pertinent factors, including (as applicable):

•	the expected use of the asset;
•	the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate;
•	any legal, regulatory, or contractual provision that may limit the useful life;
•	any legal, regulatory, or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost;
•	the effects of obsolescence, demand, competition, and other economic factors; and
•	the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

Straight-line amortization is used to expense recognized amortizable intangible assets since a method that more closely reflects the pattern in which the economic benefits of the intangible assets are consumed cannot reliably be determined. Intangible assets are not written off in the period of acquisition unless they become impaired during that period.

The Company evaluates the remaining useful life of each intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset shall be amortized prospectively of that revised remaining useful life.

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

Total interest income in 2006 increased by 20.26% to $20.62 million from $17.15 million in 2005 after an increase from $14.66 million in 2004. The increase in total interest income in 2006 was due to increases in interest rates and to an increase in average loans outstanding of approximately 10.60%. The increases in rates and in loans as a percentage of total interest-earning assets led to an overall increase in yield on average interest-earning assets of 63 basis points from 2005 to 2006. The increase in total interest income in 2005 was due primarily to an increase in average loans outstanding of approximately 11.83%. Total interest expense increased by approximately $2.83 million in 2006 after an increase of $1.33 million in 2005. The increase in 2006 was due primarily to increases in interest rates on time deposits coupled with a significant increase in the average balance of time deposits outstanding. The effects of changes in volumes and rates on net interest income in 2006 compared to 2005, and 2005 compared to 2004 are shown in Table 2.

The increase in interest income was offset by the increase in interest expense resulting in a decrease in net yield on interest-earning assets of 0.16% to 4.15% in 2006 compared to 4.31% in 2005.

______________________________________________________________________________

Table 1. Net Interest Income and Average Balances (dollars in thousands)

______________________________________________________________________________

	2006			2005			2004
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Interest earning assets:
Federal funds sold	$ 12,402	$ 614	4.95%	$ 12,575	$ 405	3.22%	$ 11,572	$ 139	1.20%
Investment securities	41,271	1,815	4.40%	38,208	1,612	4.22%	42,615	1,729	4.06%
Loans	235,046	18,194	7.74%	212,513	15,131	7.12%	190,028	12,788	6.73%
Total	288,719	20,623		263,296	17,148		244,215	14,656
Yield on average
interest-earning assets			7.14%			6.51%			6.00%
Non interest-earning assets:
Cash and due from banks	8,089			8,494			7,546
Premises and equipment	7,357			7,217			6,505
Interest receivable and other	10,420			9,113			8,219
Allowance for loan losses	(2,737)			(2,685)			(2,488)
Unrealized gain/(loss) on securities	(981)			(539)			274
Total	22,148			21,600			20,056
Total assets	$310,867			$284,896			$264,271

Interest-bearing liabilities:
Demand deposits	$ 20,605	184	0.89%	$ 21,923	193	0.88%	$ 20,084	183	0.91%
Savings deposits	41,384	563	1.36%	47,932	628	1.31%	50,761	657	1.29%
Time deposits	162,804	6,945	4.27%	135,517	4,126	3.04%	127,080	3,114	2.45%
Borrowings	18,918	944	4.99%	18,493	855	4.62%	12,719	519	4.08%
Total	243,711	8,636		223,865	5,802		210,644	4,473
Cost on average
interest-bearing liabilities			3.54%			2.59%			2.12%

Non interest-bearing
liabilities:
Demand deposits	37,250			33,150			27,261
Interest payable and other	891			679			568
Total	38,141			33,829			27,829
Total liabilities	281,852			257,694			238,473

Stockholder's equity:	29,015			27,202			25,798
Total liabilities and
stockholder's equity	$310,867			$284,896			$264,271

Net interest income		$ 11,987			$ 11,346			$ 10,183

Net yield on
interest-earning assets			4.15%			4.31%			4.17%

______________________________________________________________________________

Table 2. Rate/Volume Variance Analysis (thousands)

______________________________________________________________________________

	2006 Compared to 2005			2005 Compared to 2004
	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable To		Expense	Attributable To
	Variance	Rate	Volume	Variance	Rate	Volume

Interest-earning assets:
Federal funds sold	$ 209	$ 215	$ (6)	$ 266	$ 253	$ 13
Investment securities	203	71	132	(117)	66	(183)
Loans	3,063	1,381	1,682	2,343	770	1,573
Total	3,475	1,667	1,808	2,492	1,089	1,403

Interest-bearing liabilities:
Demand deposits	(9)	-	(9)	10	(6)	16
Savings deposits	(65)	23	(88)	(29)	10	(39)
Time deposits	2,819	1,882	937	1,012	793	219
Borrowings	89	69	20	336	76	260
Total	2,834	1,974	860	1,329	873	456
Net interest income	$ 641	$ (307)	$ 948	$ 1,163	$ 216	$ 947

______________________________________________________________________________

Provision for Credit Losses

The allowance for credit losses is established to provide for expected losses in the Bank’s loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Management determines the provision for credit losses required to maintain an allowance adequate to provide for probable losses. Some of the factors considered in making this decision are the collectibility of past due loans, volume of new loans, composition of the loan portfolio, and general economic outlook.

At the end of 2006, the loan loss reserve was $2,901,997 compared to $2,678,055 in 2005 and $2,609,759 in 2004. The Bank’s allowance for loan losses, as a percentage of total loans, at the end of 2006 was 1.17%, compared to 1.22% in 2005, and 1.31% in 2004.

Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is traditionally a result of service charges on deposit accounts including charges for insufficient funds checks and fees charged for nondeposit services. Noninterest income increased by $257,698, or 18.21%, to $1,672,901 in 2006 from $1,415,203 in 2005. Noninterest income in 2004 totaled $1,607,262. The increase from 2005 to 2006 was primarily due to non-recurring gains from investment repurchase agreements and the termination of an interest-rate swap. These gains are generally non-recurring in nature, and as such, management does not anticipate similar gains in the future. The primary sources of noninterest income for the past three years are summarized in Table 3.

______________________________________________________________________________

Table 3. Sources of Noninterest Income (thousands)

______________________________________________________________________________

	2006	2005	2004

Service charges on deposit accounts	$ 581	$ 528	$ 550
Increase in cash value of life insurance	225	222	248
Mortgage origination fees	177	182	134
Insurance commissions	23	22	16
Safe deposit box rental	38	34	32
Gain on the sale of securities	46	4	63
Gain on interest rate swap	51	-	204
Other income	532	423	360
Total noninterest income	$ 1,673	$ 1,415	$ 1,607

______________________________________________________________________________

Other Expense

The major components of noninterest expense for the past three years are illustrated at Table 4.

Total noninterest expense increased by $725,491 in 2006 and $1,001,294 in 2005, which represents increases of 9.13% and 14.42% respectively. The increase from 2005 to 2006 was primarily due to recent branching activity, ordinary operating cost increases and losses in the disposal of foreclosed properties.

______________________________________________________________________________

Table 4. Sources of Noninterest Expense (thousands)

______________________________________________________________________________

	2006	2005	2004

Salaries and wages	$ 3,540	$ 3,334	$ 3,033
Employee benefits	1,694	1,596	1,322
Total personnel expense	5,234	4,930	4,355

Director fees	162	149	132
Occupancy expense	304	300	225
Computer charges	276	191	151
Other equipment expense	811	751	638
FDIC/OCC assessments	122	114	111
Insurance	75	82	70
Professional fees	116	114	68
Advertising	204	220	180
Postage and freight	178	156	165
Supplies	155	178	183
Franchise tax	195	183	178
Telephone	144	137	124
Travel, dues and meetings	124	111	98
Other expense	570	329	265
Total noninterest expense	$ 8,670	$ 7,945	$ 6,943

______________________________________________________________________________

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 63.5% in 2006, 62.3% in 2005 and 58.9% in 2004.

Income Taxes

Income tax expense is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal income tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense (substantially all Federal) was $1,322,443 in 2006, $1,204,081 in 2005 and $1,204,125 in 2004 resulting in effective tax rates of 29.6%, 27.9% and 27.3% respectively. The increase in the effective tax rate for 2006 was due to a decrease in the percentage of tax-exempt income.

The Company’s deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in the provisions for credit losses, valuation reserves, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred tax benefits of $1,524,131 and $941,747 are included in other assets at December 31, 2006 and 2005, respectively. At December 31, 2006, net deferred tax benefits included $214,714 of deferred tax assets applicable to unrealized losses on investment securities available for sale and $662,597 of deferred tax assets applicable to unfunded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Analysis of Financial Condition

Average earning assets increased 9.66% from December 31, 2005 to December 31, 2006. Total earning assets represented 92.88% of total average assets in 2006 and 92.42% in 2005. The mix of average earning assets changed slightly from 2005 to 2006 as loan growth remained strong.

______________________________________________________________________________

Table 5. Average Asset Mix (dollars in thousands)

______________________________________________________________________________

	2006		2005		2004

	Average		Average		Average
	Balance	%	Balance	%	Balance	%
Earning assets:
Loans	$ 235,046	75.61%	$ 212,513	74.59%	$ 190,028	61.13%
Investment securities	41,271	13.28%	38,208	13.41%	42,615	13.71%
Federal funds sold	12,402	3.99%	12,575	4.42%	11,572	4.37%
Deposits in other banks	-	0.00%	-	0.00%	-	0.00%
Total earning assets	288,719	92.88%	263,296	92.42%	244,215	78.56%

Nonearning assets:
Cash and due from banks	8,089	2.60%	8,494	2.98%	7,546	2.43%
Premises and equipment	7,357	2.37%	7,217	2.53%	6,505	2.09%
Other assets	10,420	3.35%	9,113	3.20%	8,219	2.64%
Allowance for loan losses	(2,737)	-0.88%	(2,685)	-0.94%	(2,488)	-0.80%
Unrealized gain/(loss) on securities	$ (981)	-0.32%	(539)	-0.19%	274	0.09%
Total nonearning assets	$ 22,148	7.12%	21,600	7.58%	20,056	6.45%
Total assets	$ 310,867	100.00%	$ 284,896	100.00%	$ 264,271	85.01%

______________________________________________________________________________

Average loans for 2006 represented 75.61% of total average assets compared to 74.59% in 2005. Average federal funds sold decreased from 4.42% to 3.99% of total average assets while average investment securities decreased from 13.41% to 13.28% of total average assets over the same time period. The balances of nonearning assets remained relatively unchanged in 2006 as compared to 2005.

Loans

Average loans totaled $235.0 million over the year ended December 31, 2006. This represents an increase of 10.6% over the average of $212.5 million for 2005. Average loans increased by 11.8% from 2004 to 2005.

The loan portfolio consists primarily of real estate and commercial loans. These loans accounted for 92.2% of the total loan portfolio at December 31, 2006. This is up from the 91.7% that the two categories maintained at December 31, 2005. The amount of loans outstanding by type at December 31, 2006 and December 31, 2005 and the maturity distribution for variable and fixed rate loans as of December 31, 2006 are presented in Tables 6 & 7 respectively.

______________________________________________________________________________

Table 6. Loan Portfolio Summary (dollars in thousands)

______________________________________________________________________________

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Construction and development	$ 30,725	12.37%	$ 22,244	10.12%	$ 19,454	9.75%	$ 14,530	8.14%	$ 6,040	3.86%
Residential, 1-4 families	111,089	44.72%	102,614	46.69%	94,655	47.44%	83,824	46.95%	73,135	46.77%
Residential, 5 or more families	1,572	0.63%	675	0.31%	692	0.35%	321	0.18%	140	0.09%
Farmland	27,979	11.26%	21,695	9.87%	18,387	9.21%	15,640	8.76%	7,546	4.83%
Nonfarm, nonresidential	39,350	15.84%	35,613	16.20%	31,485	15.78%	31,902	17.86%	35,014	22.39%
Total real estate	$ 210,715	84.82%	$ 182,841	83.19%	$ 164,673	82.53%	146,217	81.89%	121,875	77.94%

Agricultural	3,774	1.52%	3,071	1.40%	2,891	1.45%	3,152	1.77%	4,997	3.20%
Commercial	18,294	7.36%	18,745	8.53%	17,603	8.82%	15,093	8.45%	13,960	8.93%
Consumer	14,106	5.68%	14,112	6.42%	13,657	6.85%	13,040	7.30%	14,753	9.43%
Other	1,530	0.62%	1,000	0.46%	698	0.35%	1,048	0.59%	794	0.50%
Total	$ 248,419	100.00%	$ 219,769	100.00%	$ 199,522	100.00%	$ 178,550	100.00%	$ 156,379	100.00%

______________________________________________________________________________

______________________________________________________________________________

Table 7. Maturity Schedule of Loans (dollars in thousands)

______________________________________________________________________________

	Real	Agricultural	Consumer	Total
	Estate	and Commercial	and Other	Amount	%
Fixed rate loans:
Three months or less	$ 9,454	$ 2,637	$ 2,012	$ 14,103	5.68%
Over three to twelve months	29,632	2,778	2,816	35,226	14.18%
Over one year to five years	19,574	2,671	9,810	32,055	12.90%
Over five years	32,868	459	538	33,865	13.63%
Total fixed rate loans	$ 91,528	$ 8,545	$ 15,176	$ 115,249	46.39%

Variable rate loans:
Three months or less	$ 38,834	$ 13,454	$ 460	$ 52,748	21.24%
Over three to twelve months	4,875	69	-	4,944	1.99%
Over one year to five years	34,716	-	-	34,716	13.97%
Over five years	40,762	-	-	40,762	16.41%
Total variable rate loans	$ 119,187	$ 13,523	$ 460	$ 133,170	53.61%

Total loans:
Three months or less	$ 48,288	$ 16,091	$ 2,472	$ 66,851	26.92%
Over three to twelve months	34,507	2,847	2,816	40,170	16.17%
Over one year to five years	54,290	2,671	9,810	66,771	26.87%
Over five years	73,630	459	538	74,627	30.04%
Total loans	$ 210,715	$ 22,068	$ 15,636	$ 248,419	100.00%

______________________________________________________________________________

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 7.74% in 2006 compared to an average yield of 7.12% in 2005.

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies and state and municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity that can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2006 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.

Total investment securities increased by approximately $2.0 million from December 31, 2005 to December 31, 2006 as deposit growth outpaced loan growth and excess funds were invested in securities.

The average yield of the investment portfolio increased to 4.40% for the year ended December 31, 2006 compared to 4.22% for 2005.

______________________________________________________________________________

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

______________________________________________________________________________

	In One	After One	After Five	After
	Year or	Through	Through	Ten		Market
	Less	Five Years	Ten Years	Years	Total	Value
Investment Securities:
U.S. Government agencies	$ 7,326	$ 3,152	$ 7,761	$ 8,216	$ 26,455	$ 25,896
Mortgage-backed securities	-	149	2,726	2,154	5,029	4,959
State and municipal securities	700	527	2,340	5,091	8,658	8,687
Corporate securities	200	-	-	-	200	200

Total	$ 8,226	$ 3,828	$ 12,827	$ 15,461	$ 40,342	$ 39,742

Weighted average yields:
U.S. Government agencies	4.53%	4.75%	5.21%	4.34%	4.70%
Mortgage-backed securities	0.00%	5.15%	4.88%	4.94%	4.91%
State and municipal securities	6.13%	5.06%	5.84%	5.77%	5.77%
Corporate securities	5.60%	0.00%	0.00%	0.00%	0.00%

Total	4.69%	4.81%	5.25%	4.89%	4.98%

(Yields are stated on a tax-equivalent basis)

______________________________________________________________________________

Deposits

The Bank relies on deposits generated in its market area to provide the majority of funds needed to support lending activities and for investments in liquid assets. More specifically, core deposits (total deposits less certificates of deposit in denominations of $100,000 or more) are the primary funding source. The Bank’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Bank’s management must continuously monitor market pricing, competitor’s rates, and the internal interest rate spreads to maintain the Bank’s growth and profitability. The Bank attempts to structure rates so as to promote deposit and asset growth while at the same time increasing overall profitability of the Bank.

Average total deposits for the year ended December 31, 2006 amounted to $262.0 million, which was an increase of $23.5 million, or 9.86% over 2005. Average core deposits totaled $209.4 million in 2006 representing a 6.4% increase over the $196.9 million in 2005. The percentage of the Bank’s average deposits that are interest-bearing decreased from 86.1% in 2005 to 85.8% in 2006. Average demand deposits, which earn no interest, increased 12.4% from $33.2 million in 2005 to $37.3 million in 2006. Average deposits for the periods ended December 31, 2006 and December 31, 2005 are summarized in Table 9.

_______________________________________________________________________________________

Table 9. Deposit Mix (dollars in thousands)

_______________________________________________________________________________________

	2006			2005			2004
	Average	% of Total	Average	Average	% of Total	Average	Average	% of Total	Average
	Balance	Deposits	Rate Paid	Balance	Deposits	Rate Paid	Balance	Deposits	Rate Paid
Interest-bearing deposits:
NOW accounts	$ 20,605	7.9%	0.89%	$ 21,923	9.2%	0.88%	$ 20,084	8.9%	0.91%
Money Market	9,293	3.5%	1.75%	10,900	4.6%	1.51%	13,514	6.0%	1.28%
Savings	32,091	12.2%	1.25%	37,032	15.5%	1.25%	37,247	16.6%	1.30%
Small denomination certificates	110,209	42.1%	4.21%	93,911	39.4%	3.03%	91,699	40.7%	2.49%
Large denomination certificates	52,595	20.1%	4.35%	41,606	17.4%	3.08%	35,382	15.7%	2.36%
Total interest-bearing deposits	224,793	85.8%	3.42%	205,372	86.1%	2.41%	197,926	87.9%	2.00%
Noninterest-bearing deposits	37,250	14.2%	0.00%	33,150	13.9%	0.00%	27,261	12.1%	0.00%
Total deposits	$ 262,043	100.0%	2.94%	$ 238,522	100.0%	2.07%	$ 225,187	100.0%	1.76%

_______________________________________________________________________________________

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $11.0 million, or 26.4%, for the year ended December 31, 2006. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit, however, recent market increases in short-term certificate rates prompted many customers to move money from savings and money market accounts to certificates of deposit. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2006.

______________________________________________________________________________

Table 10. Large Time Deposit Maturities (thousands)

______________________________________________________________________________

Analysis of time deposits of $100,000 or more at December 31, 2006:

Remaining maturity of three months or less	$ 6,950
Remaining maturity over three through twelve months	44,920
Remaining maturity over one through five years	11,425
Remaining maturity over five years	-
Total time deposits of $100,000 or more	$ 63,295

______________________________________________________________________________

Equity

Stockholders’ equity amounted to $28.3 million at December 31, 2006, a 2.0% increase over the 2005 year-end total of $27.8 million. The increase resulted from earnings of $3,147,221, less dividends paid and a change in unrealized depreciation of investment securities classified as available for sale. Stockholders’ equity was also impacted by the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requiring the recognition of unfunded projected pension benefit obligations. This transaction resulted in a charge to equity of $1,286,217. This adjustment reflected the cumulative effect of the adoption of this standard and future adjustments to both liabilities and equity are expected to be much less in amount. The Company paid dividends of $0.90, $0.68 and $0.60 per share in 2006, 2005 and 2004, respectively.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2006, the Bank has a ratio of Tier 1 capital to risk-weighted assets of 11.4% and a ratio of total capital to risk-weighted assets of 12.6%.

______________________________________________________________________________

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

______________________________________________________________________________

	2006	2005	2004

Tier 1 capital	$ 26,199	$ 23,960	$ 22,004
Qualifying allowance for loan losses
(limited to 1.25% of risk-weighted assets)	2,884	2,560	2,264
Total regulatory capital	$ 29,083	$ 26,520	$ 24,268
Total risk-weighted assets	$ 230,718	$ 204,651	$ 180,782

Tier 1 capital as a percentage of
risk-weighted assets	11.4%	11.7%	12.2%
Total regulatory capital as a percentage of
risk-weighted assets	12.6%	13.0%	13.4%
Leverage ratio*	8.0%	8.0%	8.5%

*Tier 1 capital divided by average total assets for
the quarter ended December 31 of each year.

______________________________________________________________________________

In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2006, the Bank had a ratio of year-end Tier 1 capital to average total assets for the fourth quarter of 2006 of 8.0%. Table 11 sets forth summary information with respect to the Bank’s capital ratios at December 31, 2006. All capital ratio levels indicate that the Bank is well capitalized.

Off-Balance Sheet Arrangements

For more information regarding financial instruments with off-balance sheet risk, see Note 15 to the Company’s Consolidated Financial Statements.

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

Nonperforming assets at December 31, 2006 and 2005 are analyzed in Table 12.

______________________________________________________________________________

Table 12. Nonperforming Assets (dollars in thousands)

______________________________________________________________________________

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans

Nonaccrual loans	$ 867	0.3%	$ 992	0.4%	$ 690	0.3%	$ 1,435	0.8%	$ 649	0.4%
Restructured loans	480	0.2%	1,114	0.5%	1,802	0.9%	484	0.3%	384	0.2%
Loans past due 90 days or more	733	0.3%	550	0.3%	635	0.3%	2,119	1.2%	1,883	1.2%
Total nonperforming assets	$ 2,080	0.8%	$ 2,656	1.2%	$ 3,127	1.5%	$ 4,038	2.3%	$ 2,916	1.8%

______________________________________________________________________________

Total nonperforming assets were 0.8% and 1.2% of total outstanding loans as of December 31, 2006 and 2005, respectively.

The allowance for loan losses is maintained at a level adequate to absorb potential losses. Some of the factors that management considers in determining the appropriate level of the allowance for loan losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, and in particular, how such conditions relate to the market area that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. The accrual of interest on a loan is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

To quantify the specific elements of the allowance for loan losses, the Bank begins by establishing a specific reserve for loans that have been identified as being impaired. This reserve is determined by comparing the principal balance of the loan with the net present value of the future anticipated cash flows or the fair market value of the related collateral. The Bank then reviews certain loans in the portfolio and assigns grades to loans which have been reviewed. Loans which are graded as acceptable are then grouped with loans in the same category which have not been graded and the total is then multiplied by a historical charge-off percentage to arrive at a base allowance amount. Loans which are graded other than acceptable are given specific allowances based on the grade. An allowance of 5% is made for loans graded as “special mention” an allowance of 15% is made for loans graded as “substandard” an allowance of 50% is made for loans graded as “doubtful” and an allowance of 100% is made for loans graded as “loss”. The allowance for graded loans is then added to the base allowance for acceptable and ungraded loans. Finally, the allowance may be adjusted by factors which consider current loan volume and general economic conditions. The allowance is allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the respective categories of loans, although the entire allowance is available to absorb any actual charge-offs that may occur.

                The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13. The allocation of the reserve for loan losses is detailed in Table 14.

______________________________________________________________________________

Table 13. Loan Losses

______________________________________________________________________________

	2006	2005	2004	2003	2002

Allowance for loan losses, beginning	$ 2,678,055	$ 2,609,759	$ 2,395,387	$ 2,189,028	$ 1,821,966
Provision for loan losses, added	520,000	504,468	390,000	410,000	441,000
Charge-offs:
Real estate	(45,330)	(100,340)	(42,827)	(26,195)	(100,000)
Commercial and agricultural	(199,372)	(202,760)	(78,959)	(86,627)	(42,207)
Consumer and other	(148,971)	(162,462)	(154,703)	(194,601)	(121,796)
Recoveries:
Real estate	6,000	143	1,456	5,308	26,477
Commercial and agricultural	35,426	4,975	69,042	52,056	137,141
Consumer and other	56,189	24,272	30,363	46,418	26,447
Net charge-offs	(296,058)	(436,172)	(175,628)	(203,641)	(73,938)
Allowance for loan losses, ending	$ 2,901,997	$ 2,678,055	$ 2,609,759	$ 2,395,387	$ 2,189,028

______________________________________________________________________________

______________________________________________________________________________

Table 14. Allocation of the Reserve for Loan Losses (in thousands)

______________________________________________________________________________

	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
Balance at the end of the period applicable to:	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial and agricultural	$ 1,193	8.88%	$ 842	9.93%	$ 569	10.27%	$ 773	10.22%	$ 977	12.13%
Real estate - construction	-	12.37%	-	10.12%	-	9.75%	-	8.14%	-	3.86%
Real estate - mortgage	791	72.45%	734	73.07%	663	72.78%	559	73.75%	495	74.08%
Consumer and other	918	6.30%	1,102	6.88%	1,378	7.20%	1,063	7.89%	717	9.93%
Total	$ 2,902	100.00%	$ 2,678	100.00%	$ 2,610	100.00%	$ 2,395	100.00%	$ 2,189	100.00%

______________________________________________________________________________

Impact of Inflation and Changing Prices

The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature, therefore the impact of inflation is reflected primarily in the increased cost of operations. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

______________________________________________________________________________

Table 17. Key Financial Ratios

______________________________________________________________________________

	2006	2005	2004

Return on average assets	1.01%	1.09%	1.23%
Return on average equity	10.85%	11.43%	12.56%
Dividend payout ratio	49.16%	37.61%	31.82%
Average equity to average assets	9.33%	9.55%	9.76%

______________________________________________________________________________

Table 18. Quarterly Data (unaudited) (dollars in thousands, except per share data)

______________________________________________________________________________

	Years Ended December 31,
	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$ 5,478	$ 5,300	$ 5,081	$ 4,763	$ 4,691	$ 4,534	$ 4,156	$ 3,945
Interest expense	2,606	2,223	1,969	1,837	1,755	1,565	1,332	1,150

Net interest income	2,872	3,077	3,112	2,926	2,936	2,969	2,824	2,795
Provision for loan losses	120	150	137	113	105	189	105	105

Net interest income, after
provision for loan losses	2,752	2,927	2,975	2,813	2,831	2,780	2,719	2,690
Noninterest income	376	495	408	405	359	322	302	285
Noninterest expenses	2,231	2,295	2,139	2,016	2,016	2,012	2,005	1,943

Income before income taxes	897	1,127	1,244	1,202	1,174	1,090	1,016	1,032
Provision for income taxes	265	322	372	364	332	306	286	280

Net income	$ 632	$ 805	$ 872	$ 838	$ 842	$ 784	$ 730	$ 752

Net income per share	$ 0.37	$ 0.47	$ 0.51	$ 0.49	$ 0.49	$ 0.46	$ 0.42	$ 0.44

_____________________________________________________________________________

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The principal goals of the Bank’s asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest and liabilities on which interest is paid to protect the Bank from wide fluctuations in its net interest income, which could result from interest rate changes.

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 17.8% at December 31, 2006, compared to 22.2% at December 31, 2005. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 15 shows the sensitivity of the Bank’s balance sheet on December 31, 2006. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2006, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to change in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

______________________________________________________________________________

Table 15. Interest Rate Sensitivity (dollars in thousands)

______________________________________________________________________________

	December 31, 2006
	Maturities/Repricing

	1 to 3	4 to 12	13 to 60	Over 60
	Months	Months	Months	Months	Total
Interest-Earning Assets:
Federal funds sold	$ 17,786	$ -	$ -	$ -	$ 17,786
Investments	11,795	3,099	17,168	8,280	40,342
Loans	69,634	47,335	78,738	52,712	248,419
Total	$ 99,215	$ 50,434	$ 95,906	$ 60,992	$ 306,547

Interest-Bearing Liabilities:
NOW accounts	$ 17,704	$ -	$ -	$ -	$ 17,704
Money market	8,086	-	-	-	8,086
Savings	29,270	-	-	-	29,270
Certificates of deposit	25,217	109,534	51,464	-	186,215
Borrowings	10,000	-	10,000	-	20,000
Total	$ 90,277	$ 109,534	$ 61,464	$ -	$ 261,275

Interest sensitivity gap	$ 8,938	$ (59,100)	$ 34,442	$ 60,992	$ 45,272
Cumulative interest
sensitivity gap	$ 8,938	$ (50,162)	$ (15,720)	$ 45,272	$ 45,272
Ratio of sensitivity gap to
total earning assets	2.9%	-19.3%	11.2%	19.9%	14.8%
Cumulative ratio of sensitivity
gap to total earning assets	2.9%	-16.3%	-5.1%	14.8%	14.8%

______________________________________________________________________________

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 15).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 300 basis points up or down over a 12-month period. Table 16 presents the Bank’s forecasts for changes in net income and market value of equity as of December 31, 2006.

______________________________________________________________________________

Table 16. Interest Rate Risk (dollars in thousands)

______________________________________________________________________________

Rate Shocked Net Interest Income and Market Value of Equity

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp
Net Interest Income:
Net interest income	$ 10,244	$ 10,858	$ 11,470	$ 12,048	$ 12,599	$ 13,143	$ 13,683
Change	$ (1,804)	$ (1,190)	$ (578)	$ -	$ 551	$ 1,095	$ 1,635
Change percentage	-14.98%	-9.88%	-4.79%		4.58%	9.09%	13.57%

Market Value of Equity	$ 27,316	$ 28,004	$ 28,218	$ 28,129	$ 27,538	$ 26,628	$ 25,526

______________________________________________________________________________

Item 8.	Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) of Form 10-K, the following financial statements in the Company's 2006 Annual Report to Shareholders are incorporated herein by reference.

Independent Auditor's Report

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There were no changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors,” (except for the information set forth under the headings, “Election of Directors—Security Ownership of Management” and “Election of Directors—Security Ownership of Certain Beneficial Owners“) and “Corporate Governance and the Board of Directors—Code of Ethics” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors--Security Ownership of Management” and “Election of Directors--Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Management” and “Corporate Governance and the Board of Directors – Independence of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Audit Information” (except for information set forth under the heading “Audit Information—Audit Committee Report”) in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

	(3)	Exhibits:

	3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, File No. 0-30535.

	3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10, File No. 0-30535.

	13.1	2006 Annual Report to Shareholders.

	21.1	Subsidiary of the Company, incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(b)	Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYSON BANKSHARES, INC.

Date:	March 29, 2007	By: /s/ Jacky K. Anderson

Jacky K. Anderson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacky K. Anderson	President and	March 29, 2007
___________________________	Chief Executive Officer
Jacky K. Anderson	(Principal Executive Officer)

/s/ Blake M. Edwards, Jr.	Chief Financial Officer	March 29, 2007
___________________________	(Principal Financial and
Blake M. Edwards, Jr.	Accounting Officer)

/s/ Bryan L. Edwards	Director	March 29, 2007
___________________________

Bryan L. Edwards

/s/ Dennis B. Gambill	Director	March 29, 2007

___________________________

Dennis B. Gambill

Director	March 29, 2007

___________________________

Julian L. Givens

Director	March 29, 2007

___________________________

Jack E. Guynn, Jr.

	Director	March 29, 2007
___________________________

Thomas M. Jackson, Jr.

/s/ Jean W. Lindsey	Director	March 29, 2007
___________________________

Jean W. Lindsey

/s/ Carl J. Richardson	Director	March 29, 2007
___________________________

Carl J. Richardson

/s/ Charles T. Sturgill	Director	March 29, 2007
___________________________

Charles T. Sturgill

	Director	March 29, 2007
___________________________
J. David Vaughn