Form 10-Q
period 2007-03-31
GRAYSON BANKSHARES INC
filed 2007-05-15
CIK 883758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

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

 Large accelerated filer  __ Accelerated filer __  Non-accelerated filer _X_

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   1,718,968 shares of Common Stock, par value
                $1.25 per share, outstanding as of May 14, 2007.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--March 31, 2007
          and December 31, 2006...............................................3

         Consolidated Statements of Income--Three Months Ended
          March 31, 2007 and March 31, 2006...................................4

         Consolidated Statements of Stockholders' Equity--Three Months
          Ended March 31, 2007 and Year Ended December 31, 2006...............5

         Consolidated Statements of Cash Flows--Three Months Ended
          March 31, 2007 and March 31, 2006...................................6

         Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........13

Item 4.  Controls and Procedures.............................................14

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 1A. Risk Factors........................................................15

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

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits............................................................15

Signatures...................................................................16

                          Part I. Financial Information

Item 1.  Financial Statements


                                                Grayson Bankshares, Inc. and Subsidiary
                                                      Consolidated Balance Sheets
                                                 March 31, 2007 and December 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   March 31,         December 31,
                                                                                                     2007               2006
                                                                                                  (Unaudited)         (Audited)
                                                                                                  -----------         ---------

Assets

Cash and due from banks                                                                          $   9,290,260    $  10,120,984
Federal funds sold                                                                                  11,385,056       17,785,525
Investment securities available for sale                                                            34,328,550       35,719,431
Investment securities held to maturity
  (fair value approximately $3,024,043 at March 31, 2007,
  and $4,022,279 at December 31, 2006)                                                               2,997,174        3,991,393
Restricted equity securities                                                                           679,850        1,137,450
Loans, net of allowance for loan losses of $2,861,788
  at March 31, 2007 and $2,901,997 at December 31, 2006                                            253,605,781      245,517,203
Cash value of life insurance                                                                         5,429,060        5,373,560
Foreclosed assets                                                                                            -           60,000
Property and equipment, net                                                                          8,451,093        8,165,147
Accrued income                                                                                       2,818,342        2,930,705
Other assets                                                                                         3,015,309        2,802,877
                                                                                                     ---------        ---------
                                                                                                 $ 332,000,475    $ 333,604,275
                                                                                                 =============    =============

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                                  $  39,335,711    $  40,971,045
Interest-bearing demand deposits                                                                    18,889,812       17,704,016
Savings deposits                                                                                    36,473,103       37,356,154
Large denomination time deposits                                                                    67,090,350       63,294,716
Other time deposits                                                                                127,357,302      122,920,100
                                                                                                   -----------      -----------
     Total deposits                                                                                289,146,278      282,246,031

Long-term debt                                                                                      10,000,000       20,000,000
Accrued interest payable                                                                               890,573          553,446
Other liabilities                                                                                    3,071,425        2,500,629
                                                                                                     ---------        ---------
                                                                                                   303,108,276      305,300,106
                                                                                                   -----------      -----------

Commitments and contingencies                                                                                -                -

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                                            -                -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding                                                                                       2,148,710        2,148,710
Surplus                                                                                                521,625          521,625
Retained earnings                                                                                   27,837,014       27,336,848
Accumulated other comprehensive loss                                                                (1,615,150)      (1,703,014)
                                                                                                    ----------       ----------
                                                                                                    28,892,199       28,304,169
                                                                                                    ----------       ----------
                                                                                                 $ 332,000,475    $ 333,604,275
                                                                                                 =============    =============


See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months ended March 31, 2007 and 2006
--------------------------------------------------------------------------------


                                                    Three Months Ended March 31,
                                                        2007             2006
                                                     (Unaudited)     (Unaudited)
Interest income:                                     -----------     -----------
   Loans and fees on loans                           $ 4,888,810     $ 4,128,953
   Federal funds sold                                    178,202         204,047
   Investment securities:
     Taxable                                             336,220         354,486
     Exempt from federal income tax                       94,289          75,531
                                                          ------          ------
                                                       5,497,521       4,763,017
                                                       ---------       ---------

Interest expense:
   Deposits                                            2,480,351       1,597,468
   Interest on borrowings                                140,774         240,000
                                                         -------         -------
                                                       2,621,125       1,837,468
                                                       ---------       ---------
         Net interest income                           2,876,396       2,925,549

Provision for loan losses                                 60,000         112,500
                                                          ------         -------
   Net interest income after
     provision for loan losses                         2,816,396       2,813,049
                                                       ---------       ---------

Noninterest income:
   Service charges on deposit accounts                   118,180         135,592
   Increase in cash value of life insurance               55,500          54,500
   Net realized gains (losses) on securities                (223)         11,969
   Other income                                          400,232         202,799
                                                         -------         -------
                                                         573,689         404,860
                                                         -------         -------

Noninterest expense:
   Salaries and employee benefits                      1,379,043       1,258,512
   Occupancy expense                                      87,328          69,913
   Equipment expense                                     200,444         203,030
   Other expense                                         516,808         484,018
                                                         -------         -------
                                                       2,183,623       2,015,473
                                                       ---------       ---------
         Income before income taxes                    1,206,462       1,202,436

Income tax expense                                       362,500         364,000
                                                         -------         -------
         Net income                                  $   843,962     $   838,436
                                                     ===========     ===========

Basic earnings per share                             $      0.49     $      0.49
                                                     ===========     ===========
Weighted average shares outstanding                    1,718,968       1,718,968
                                                     ===========     ===========
Dividends declared per share                         $      0.20     $      0.20
                                                     ===========     ===========



See Notes to Consolidated Financial Statements.



                                            Grayson Bankshares, Inc. and Subsidiary
                                        Consolidated Statements of Stockholders' Equity
             For the Three Months ended March 31, 2007 (unaudited) and the Year ended December 31, 2006 (audited)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                           Accumulated
                                                                                              Other
                                       Common Stock                         Retained      Comprehensive
                                    Shares       Amount       Surplus       Earnings      Income (Loss)       Total
                                    ------       ------       -------       --------      -------------       -----

Balance, December 31, 2005         1,718,968     2,148,710      521,625     25,736,698          (653,691)    27,753,342

Comprehensive income
  Net income                               -             -            -      3,147,221                 -      3,147,221
  Adjustment to initially
   apply SFAS No. 158,
   net of taxes of ($662,597)              -             -            -              -        (1,286,217)    (1,286,217)
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of $137,638          -             -            -              -           267,179        267,179
  Reclassification adjustment,
   net of income taxes of ($15,602)        -             -            -              -           (30,285)       (30,285)
                                                                                                                -------
Total comprehensive income                                                                                    2,097,898

  Dividends paid
   ($.90 per share)                        -             -            -     (1,547,071)                -     (1,547,071)
                                   ---------     ---------      -------     ----------        ----------     ----------
Balance, December 31, 2006         1,718,968     2,148,710      521,625     27,336,848        (1,703,014)    28,304,169

Comprehensive income
  Net income                               -             -            -        843,962                 -        843,962
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of  $45,339          -             -            -              -            88,011         88,011
  Reclassification adjustment,
   net of income taxes of ($76)            -             -            -              -              (147)          (147)
                                                                                                                -------
Total comprehensive income                                                                                      931,826

  Dividends paid
   ($.20 per share)                        -             -            -       (343,796)                -       (343,796)
                                   ---------     ---------      -------     ----------        ----------     ----------

Balance, March 31, 2007            1,718,968   $ 2,148,710  $   521,625  $  27,837,014  $     (1,615,150) $  28,892,199
                                   =========   ===========  ===========  =============  ================  =============







See Notes to Consolidated Financial Statements.


                                                Grayson Bankshares, Inc. and Subsidiary
                                                 Consolidated Statements of Cash Flows
                                          For the Three Months ended March 31, 2007 and 2006
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                        2007                2006
                                                                                        ----                ----
                                                                                     (Unaudited)         (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $     843,962    $      838,436
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      187,500           183,000
       Provision for loan losses                                                           60,000           112,500
       Deferred income taxes                                                              (16,000)           82,000
       Net realized (gains) losses on securities                                              223           (11,969)
       Accretion of discount on securities, net of
         amortization of premiums                                                         (13,415)           (7,213)
       Deferred compensation                                                               (1,718)            1,363
       Net realized gain on foreclosed assets                                             (48,722)                -
       Changes in assets and liabilities:
         Cash value of life insurance                                                     (55,500)          (54,500)
         Accrued income                                                                   112,363           (62,993)
         Other assets                                                                    (241,695)         (347,262)
         Accrued interest payable                                                         337,127           299,537
         Other liabilities                                                                572,514           278,565
                                                                                          -------           -------
           Net cash provided by operating activities                                    1,736,639         1,311,464
                                                                                        ---------         ---------
Cash flows from investing activities:
   Net decrease in federal funds sold                                                   6,400,469         5,883,098
   Purchases of investment securities                                                  (6,120,254)       (4,441,808)
   Sales of investment securities                                                               -         4,012,000
   Maturities of investment securities                                                  8,651,673           355,762
   Sales of restricted equity securities                                                  457,600           450,000
   Net increase in loans                                                               (8,148,578)       (7,332,453)
   Proceeds from the sale of foreclosed assets                                            108,722                 -
   Purchases of property and equipment, net of sales                                     (473,446)          (77,843)
                                                                                         --------           -------
           Net cash provided by (used in) investing activities                            876,186        (1,151,244)
                                                                                          -------        ----------

Cash flows from financing activities:
   Net increase in deposits                                                             6,900,247         7,060,847
   Dividends paid                                                                        (343,796)         (343,796)
   Net decrease in long-term debt                                                     (10,000,000)       (5,000,000)
                                                                                      -----------        ----------
           Net cash provided by (used in) by financing activities                      (3,443,549)        1,717,051
                                                                                       ----------         ---------
           Net increase (decrease) in cash and cash equivalents                          (830,724)        1,877,271

Cash and cash equivalents, beginning                                                   10,120,984         8,394,366
                                                                                       ----------         ---------
Cash and cash equivalents, ending                                                   $   9,290,260    $   10,271,637
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   2,283,998    $    1,537,931
                                                                                    =============    ==============
   Taxes paid                                                                       $           -    $            -
                                                                                    =============    ==============
   Transfers of loans to foreclosed properties                                      $           -    $      105,082
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

The Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through nine banking offices. As an FDIC-insured National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency. The Company is regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements as of March 31, 2007 and for the periods ended March 31, 2007 and 2006 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2006, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,236,000 and $2,124,000 for the periods including March 31, 2007 and December 31, 2006, respectively.

Note 3.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2007 and 2006.

                                                    2007              2006
                                                    ----              ----

Balance, beginning                              $   2,901,997    $    2,678,055
Provision charged to expense                           60,000           112,500
Recoveries of amounts charged off                      10,956            22,178
Amounts charged off                                  (111,165)         (235,867)
                                                     --------          --------
Balance, ending                                 $   2,861,788    $    2,576,866
                                                =============    ==============

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

Note 4.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2007 and 2006 follows:

                                                       2007              2006
                                                       ----              ----

Tax at statutory federal rate                       $ 410,197         $ 408,828
Tax exempt interest income                            (39,601)          (32,122)
Other tax exempt income                               (22,554)          (27,663)
Other                                                  14,458            14,957
                                                       ------            ------
                                                    $ 362,500         $ 364,000
                                                    =========         =========
Note 5.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2007 and 2006.

                                                      2007              2006
                                                      ----              ----

Service cost                                    $      96,914    $       97,405
Interest cost                                          89,458            81,846
Expected return on plan assets                        (91,772)          (84,103)
Amortization of net obligation at transition               (9)               (9)
Amortization of prior service cost                      2,516             2,516
Amortization of net (gain) or loss                     19,443            22,973
                                                       ------            ------
Net periodic benefit cost                       $     116,550    $      120,628
                                                =============    ==============


Note 6.  Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2007 and 2006 is as follows:

                                             2007              2006

Commitments to extend credit              $  20,438,947    $   16,437,665
Standby letters of credit                             -                 -
                                          -------------    --------------
                                          $  20,438,947    $   16,437,665
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

Note 7.  Recent Accounting Pronouncements

On December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which was issued in September 2006 and amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The adoption of SFAS 158 had a significant impact on the balance sheet of the Company. Prior to adoption, the Company had a prepaid pension benefit of $303,636; after the adoption, the Company had a liability of $1,645,178. This represents an increase in the net pension liability of $1,948,814. This increase in liability is recorded, net of tax, as a reduction of other comprehensive income of $1,286,217. This change is the cumulative effect of the adoption of this standard. Future adjustments to liabilities and other comprehensive income should reflect only one year's change and are expected to be much less in amount.

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

Critical Accounting Policies

For a discussion of the Company's critical accounting policies, including its allowance for loan losses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Total interest income increased by $734,504 for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, while interest expense on deposits and other borrowings increased by $783,657 over the same period. The increase in interest income was attributable primarily to an increase in average loans outstanding. The increase in interest expense was due to increases in market deposit rates and to the migration of funds by customers from lower-yielding transaction accounts to higher-yielding time deposits. The result was a slight decrease in net interest income of $49,153 or 1.68% in the first quarter of 2007 compared to the same period last year.

The provision for loan losses was $60,000 for the quarter ended March 31, 2007 and $112,500 for the same period in 2006. The reserve for loan losses at March 31, 2007 was approximately 1.13% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Noninterest income was $573,689 in the first quarter of 2007 compared to $404,860 in the first quarter of 2006. The increase was due primarily to the recognition in March 2007 of earnings of approximately $191,000 from the Bank's investment in an SBIC.

Noninterest expenses increased by $168,150, or 8.34%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The increase came as a result of normal increases in salaries, benefits and other expenses, combined with the additional costs attributable to branching activity in the fourth quarter of 2006.

Net income before taxes increased by $4,026, for the quarter ended March 31, 2007, compared to the same quarter in 2006. An increase in tax-exempt investments led to a slight decrease in income tax expense to $362,500 in the first quarter of 2007, from $364,000 in the first quarter of 2006. As a result, net income increased by $5,526, or 0.66%, to $843,962 compared to $838,436 last year.

Financial Condition

Total assets decreased by $1,603,800, or 0.48%, from December 31, 2006 to March 31, 2007. Net loans increased by $8,088,578, federal funds sold decreased by $6,400,469 and investment securities decreased by $2,385,100. The decreases in federal funds sold and investment securities came as balances were used to retire long-term debt.

Total deposits increased by $6,900,247, or 2.44%, from December 31, 2006 to March 31, 2007. Most of the growth in deposits came from increases in time deposits, or certificates of deposit, as noted above in the comments on net interest income. Long-term debt decreased from $20,000,000 at December 31, 2006, to $10,000,000 at March 31, 2007.

                          Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Shareholders' equity totaled $28,892,199 at March 31, 2007 compared to $28,304,169 at December 31, 2006. The $588,030 increase was the result of earnings for the three months combined with an increase in the market value of securities classified as available for sale, and the payment of dividends of $343,796.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Federal fund lines available from correspondent banks totaled $18,400,000 at March 31, 2007. No balances were outstanding on these lines at March 31, 2007 or December 31, 2006. Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank's 1 to 4 family residential real estate loans, totaled $10,000,000 at December 31, 2006. The Federal Home Loan Bank borrowings were repaid in January 2007 and no amounts were outstanding to the Federal Home Loan Bank at March 31, 2007. Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of March 31, 2007, and December 31, 2006. The unused credit line from the Federal Home Loan Bank as of March 31, 2007 is approximately $49,500,000.

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

                          Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Forward-Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information on known and unknown risks, see the "Caution About Forward Looking Statements" section in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next 12 months would result in an increase in net interest income of $405,000, or 3.37%, while a similar decrease in rates would result in a decrease in net interest income of $443,000, or 3.69%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

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

Item 1A. Risk Factors

         There are no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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



                                         GRAYSON BANKSHARES, INC.




Date: May 14, 2007                       By: /s/ Jacky K. Anderson
                                             Jacky K. Anderson
                                             President and CEO



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