Form 10-Q
period 2007-06-30
GRAYSON BANKSHARES INC
filed 2007-08-14
CIK 883758

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

                  For the quarterly period ended June 30, 2007

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

         Yes    X      No
              -----       -----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act) (Check one):

 Large accelerated filer     Accelerated filer     Non-accelerated filer   X
                         ---                   ---                        ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   1,718,968 shares of Common Stock, par value
               $1.25 per share, outstanding as of August 14, 2007.
================================================================================

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--June 30, 2007
          and December 31, 2006..............................................3

         Consolidated Statements of Income--Six Months Ended
          June 30, 2007 and June 30, 2006....................................4

         Consolidated Statements of Income--Three Months Ended
          June 30, 2007 and June 30, 2006....................................5

         Consolidated Statements of Stockholders' Equity--Six Months
          Ended June 30, 2007 and Year Ended December 31, 2006...............6

         Consolidated Statements of Cash Flows--Six Months Ended
          June 30, 2007 and June 30, 2006....................................7

         Notes to Consolidated Financial Statements..........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........14

Item 4.  Controls and Procedures............................................15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................16

Item 1A. Risk Factors.......................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........16

Item 3.  Defaults Upon Senior Securities....................................16

Item 4.  Submission of Matters to a Vote of Security Holders................16

Item 5.  Other Information..................................................16

Item 6.  Exhibits...........................................................16

Signatures..................................................................17

                          Part I. Financial Information

Item 1.  Financial Statements


                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2007 and December 31, 2006
-------------------------------------------------------------------------------

                                                                                                   June 30,          December 31,
Assets                                                                                               2007               2006
                                                                                                  -----------         ---------
                                                                                                  (Unaudited)         (Audited)
Cash and due from banks                                                                          $  11,203,583    $  10,120,984
Federal funds sold                                                                                   9,861,943       17,785,525
Investment securities available for sale                                                            33,107,676       35,719,431
Investment securities held to maturity
  (fair value approximately $2,976,685 at June 30, 2007,
  and $4,022,279 at December 31, 2006)                                                               3,002,663        3,991,393
Restricted equity securities                                                                           679,850        1,137,450
Loans, net of allowance for loan losses of $2,943,770
  at June 30, 2007 and $2,901,997 at December 31, 2006                                             257,433,972      245,517,203
Cash value of life insurance                                                                         5,484,560        5,373,560
Foreclosed assets                                                                                            -           60,000
Property and equipment, net                                                                          8,370,872        8,165,147
Accrued income                                                                                       3,211,824        2,930,705
Other assets                                                                                         2,950,859        2,802,877
                                                                                                  ------------     ------------
                                                                                                 $ 335,307,802    $ 333,604,275
                                                                                                 =============    =============

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                                  $  41,728,188    $  40,971,045
Interest-bearing demand deposits                                                                    19,088,394       17,704,016
Savings deposits                                                                                    35,579,559       37,356,154
Large denomination time deposits                                                                    68,568,139       63,294,716
Other time deposits                                                                                129,215,775      122,920,100
                                                                                                  ------------     ------------
     Total deposits                                                                                294,180,055      282,246,031

Long-term debt                                                                                      10,000,000       20,000,000
Accrued interest payable                                                                               437,495          553,446
Other liabilities                                                                                    1,736,777        2,500,629
                                                                                                  ------------     ------------
                                                                                                   306,354,327      305,300,106
                                                                                                  ------------     ------------

Commitments and contingencies                                                                                -                -

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                                            -                -
Common stock, $1.25 par value; 5,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding                                                                                       2,148,710        2,148,710
Surplus                                                                                                521,625          521,625
Retained earnings                                                                                   28,280,153       27,336,848
Accumulated other comprehensive loss                                                                (1,997,013)      (1,703,014)
                                                                                                  ------------     ------------
                                                                                                    28,953,475       28,304,169
                                                                                                  ------------     ------------
                                                                                                 $ 335,307,802    $ 333,604,275
                                                                                                 =============    =============

See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                 For the Six Months ended June 30, 2007 and 2006
-------------------------------------------------------------------------------


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        2007              2006
                                                                                        ----              ----
Interest income:                                                                     (Unaudited)       (Unaudited)
   Loans and fees on loans                                                          $  10,065,117    $    8,617,793
   Federal funds sold                                                                     349,775           344,601
   Investment securities:
     Taxable                                                                              653,675           730,078
     Exempt from federal income tax                                                       206,108           151,725
                                                                                    -------------     -------------
                                                                                       11,274,675         9,844,197
                                                                                    -------------     -------------

Interest expense:
   Deposits                                                                             5,062,314         3,374,458
   Interest on borrowings                                                                 256,562           432,000
                                                                                    -------------     -------------
                                                                                        5,318,876         3,806,458
                                                                                    -------------     -------------
         Net interest income                                                            5,955,799         6,037,739

Provision for loan losses                                                                 135,000           250,000
                                                                                    -------------     -------------
   Net interest income after
     provision for loan losses                                                          5,820,799         5,787,739
                                                                                    -------------     -------------
Noninterest income:
   Service charges on deposit accounts                                                    342,762           278,451
   Increase in cash value of life insurance                                               111,000           105,500
   Net realized gains (losses) on securities                                               (9,982)           11,969
   Other income                                                                           563,715           416,673
                                                                                    -------------     -------------
                                                                                        1,007,495           812,593
                                                                                    -------------     -------------

Noninterest expense:
   Salaries and employee benefits                                                       2,801,094         2,585,776
   Occupancy expense                                                                      177,438           144,834
   Equipment expense                                                                      420,107           407,786
   Other expense                                                                        1,102,763         1,015,819
                                                                                    -------------     -------------
                                                                                        4,501,402         4,154,215
                                                                                    -------------     -------------
         Income before income taxes                                                     2,326,892         2,446,117

Income tax expense                                                                        696,000           736,000
                                                                                    -------------     -------------
         Net income                                                                 $   1,630,892    $    1,710,117
                                                                                    =============    ==============

Basic earnings per share                                                            $        0.95    $         0.99
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    -------------     -------------
Dividends declared per share                                                        $        0.40    $         0.40
                                                                                    -------------     -------------









See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Three Months ended June 30, 2007 and 2006
-------------------------------------------------------------------------------


                                                                                           Three Months Ended
                                                                                               June 30,
                                                                                        2007              2006
                                                                                    -------------     -------------

Interest income:                                                                     (Unaudited)       (Unaudited)
   Loans and fees on loans                                                          $   5,176,307    $    4,488,840
   Federal funds sold                                                                     171,573           140,554
   Investment securities:
     Taxable                                                                              317,455           375,592
     Exempt from federal income tax                                                       111,819            76,194
                                                                                    -------------     -------------
                                                                                        5,777,154         5,081,180
                                                                                    -------------     -------------

Interest expense:
   Deposits                                                                             2,581,963         1,776,990
   Interest on borrowings                                                                 115,788           192,000
                                                                                    -------------     -------------
                                                                                        2,697,751         1,968,990
                                                                                    -------------     -------------
         Net interest income                                                            3,079,403         3,112,190

Provision for loan losses                                                                  75,000           137,500
                                                                                    -------------     -------------
   Net interest income after
     provision for loan losses                                                          3,004,403         2,974,690
                                                                                    -------------     -------------

Noninterest income:
   Service charges on deposit accounts                                                    224,582           142,859
   Increase in cash value of life insurance                                                55,500            51,000
   Net realized gains (losses) on securities                                               (9,759)                -
   Other income                                                                           163,483           213,874
                                                                                    -------------     -------------
                                                                                          433,806           407,733
                                                                                    -------------     -------------

Noninterest expense:
   Salaries and employee benefits                                                       1,422,051         1,327,264
   Occupancy expense                                                                       90,110            74,921
   Equipment expense                                                                      219,663           204,756
   Other expense                                                                          585,955           531,801
                                                                                    -------------     -------------
                                                                                        2,317,779         2,138,742
                                                                                    -------------     -------------
         Income before income taxes                                                     1,120,430         1,243,681

Income tax expense                                                                        333,500           372,000
                                                                                    -------------     -------------
         Net income                                                                 $     786,930    $      871,681
                                                                                    =============    ==============
Basic earnings per share                                                            $        0.46    $         0.51
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============
Dividends declared per share                                                        $        0.20    $         0.20
                                                                                    =============    ==============



See Notes to Consolidated Financial Statements.


                                           Grayson Bankshares, Inc. and Subsidiary
                                       Consolidated Statements of Stockholders' Equity
              For the Six Months ended June 30, 2007 (unaudited) and the Year ended December 31, 2006 (audited)
------------------------------------------------------------------------------------------------------------------------------


                                                                                           Accumulated
                                       Common Stock                                           Other
                                       ------------                         Retained      Comprehensive
                                    Shares       Amount       Surplus       Earnings      Income (Loss)       Total
                                    ------       ------       -------       --------      -------------       -----
Balance, December 31, 2005         1,718,968     2,148,710      521,625     25,736,698          (653,691)    27,753,342

Comprehensive income
  Net income                               -             -            -      3,147,221                 -      3,147,221
  Adjustment to initially
   apply SFAS No. 158,
   net of taxes of ($662,597)              -             -            -              -        (1,286,217)    (1,286,217)
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of $137,638          -             -            -              -           267,179        267,179
  Reclassification adjustment,
   net of income taxes of ($15,602)        -             -            -              -           (30,285)       (30,285)
                                                                                                              ---------
Total comprehensive income                                                                                    2,097,898

  Dividends paid
   ($.90 per share)                        -             -            -     (1,547,071)                -     (1,547,071)
Balance, December 31, 2006         1,718,968     2,148,710      521,625     27,336,848        (1,703,014)    28,304,169
                                   ---------   -----------  -----------  -------------  ----------------   ------------

Comprehensive income
  Net income                               -             -            -      1,630,892                 -      1,630,892
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of  $(148,060)       -             -            -              -          (287,411)      (287,411)
  Reclassification adjustment,
   net of income taxes of ($3,394)         -             -            -              -            (6,588)        (6,588)
                                                                                                           -------------
Total comprehensive income                                                                                    1,336,893

  Dividends paid
   ($.40 per share)                        -             -            -       (687,587)                -       (687,587)
                                   ---------   -----------  -----------  -------------  ----------------   ------------
Balance, June 30, 2007             1,718,968   $ 2,148,710  $   521,625  $  28,280,153  $     (1,997,013)  $ 28,953,475
              === ====             =========   ===========  ===========  =============  ================   ============





See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2007 and 2006
-------------------------------------------------------------------------------

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        2007              2006
                                                                                        ----              ----
                                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $   1,630,892    $    1,710,117
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      375,000           366,000
       Provision for loan losses                                                          135,000           250,000
       Deferred income taxes                                                              258,000           (31,843)
       Net realized (gains) losses on securities                                            9,982           (11,969)
       Accretion of discount on securities, net of
         amortization of premiums                                                         (24,563)          (22,748)
       Deferred compensation                                                               (5,086)            1,318
       Net realized gain on foreclosed assets                                             (48,722)                -
       Changes in assets and liabilities:
         Cash value of life insurance                                                    (111,000)         (105,500)
         Accrued income                                                                  (281,119)         (410,940)
         Other assets                                                                    (254,528)         (146,946)
         Accrued interest payable                                                        (115,951)          (72,064)
         Other liabilities                                                               (758,766)          (25,992)
                                                                                    -------------    --------------
           Net cash provided by operating activities                                      809,139         1,499,433
                                                                                    -------------    --------------

Cash flows from investing activities:
   Net decrease in federal funds sold                                                   7,923,582        11,921,302
   Purchases of investment securities                                                  (8,090,240)       (5,244,155)
   Sales of investment securities                                                       1,982,500         4,012,000
   Maturities of investment securities                                                  9,277,353           632,380
   Sales of restricted equity securities                                                  457,600           382,200
   Net increase in loans                                                              (12,051,769)      (15,895,902)
   Proceeds from the sale of foreclosed assets                                            108,722                 -
   Purchases of property and equipment, net of sales                                     (580,725)         (320,343)
                                                                                    -------------    --------------
           Net cash used in investing activities                                         (972,977)       (4,512,518)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net increase in deposits                                                            11,934,024        12,159,574
   Dividends paid                                                                        (687,587)         (687,587)
   Net decrease in long-term debt                                                     (10,000,000)      (10,000,000)
           Net cash provided by financing activities                                    1,246,437         1,471,987
           Net increase (decrease) in cash and cash equivalents                         1,082,599        (1,541,098)

Cash and cash equivalents, beginning                                                   10,120,984         8,394,366
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $  11,203,583    $    6,853,268
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   5,434,827    $    3,878,522
                                                                                    =============    ==============
   Taxes paid                                                                       $     364,468    $      567,000
                                                                                    =============    ==============
   Transfers of loans to foreclosed properties                                      $           -    $       87,282
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

The consolidated financial statements as of June 30, 2007 and for the periods ended June 30, 2007 and 2006 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2006, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,333,000 and $2,124,000 for the periods including June 30, 2007 and December 31, 2006, respectively.

Note 3.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2007 and 2006.

                                        2007           2006
                                        ----           ----

Balance, beginning                  $ 2,901,997    $ 2,678,055
Provision charged to expense            135,000        250,000
Recoveries of amounts charged off        46,358         63,318
Amounts charged off                    (139,585)      (265,949)
                                    -----------    -----------
Balance, ending                     $ 2,943,770    $ 2,725,424
                                    ===========    ===========

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 4.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2007 and 2006 follows:

                                   2007         2006
                                   ----         ----

Tax at statutory federal rate   $ 791,143    $ 831,679
Tax exempt interest income        (84,899)     (63,831)
Other tax exempt income           (43,192)     (50,219)
Other                              32,948       18,371
                                ---------    ---------
                                $ 696,000    $ 736,000
                                =========    ==========
Note 5.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the six-month periods ended June 30, 2007 and 2006.

                                                  2007         2006
                                                  ----         ----

Service cost                                   $ 193,828    $ 194,810
Interest cost                                    178,916      163,692
Expected return on plan assets                  (183,544)    (168,206)
Amortization of net obligation at transition         (18)         (18)
Amortization of prior service cost                 5,032        5,032
Amortization of net (gain) or loss                38,886       45,946
                                               ---------    ----------
Net periodic benefit cost                      $ 233,100    $ 241,256
                                               =========    =========

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2007 and 2006 is as follows:

                                   2007          2006
                                   ----          ----

Commitments to extend credit   $20,959,836   $17,804,593
Standby letters of credit                -             -
                               -----------   -----------
                               $20,438,947   $17,804,593
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

Note 7.  Recent Accounting Pronouncements

On December 31, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which was issued in September 2006 and amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The adoption of SFAS 158 had a significant impact on the balance sheet of the Company. Prior to adoption, the Company had a prepaid pension benefit of $303,636; after the adoption, on December 31, 2006, the Company had a liability of $1,645,178. This represents an increase in the net pension liability of $1,948,814. This increase in liability is recorded, net of tax, as a reduction of other comprehensive income of $1,286,217. This change is the cumulative effect of the adoption of this standard. Future adjustments to liabilities and other comprehensive income should reflect only one year's change and are expected to be much less in amount.

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

Results of Operations

Total interest income increased by $695,974 for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, while interest expense on deposits and other borrowings increased by $728,761 over the same period. The increase in interest income was attributable primarily to an increase in average loans outstanding. The increase in interest expense was due to increases in market deposit rates and to the migration of funds by customers from lower-yielding transaction accounts to higher-yielding time deposits. The result was a slight decrease in net interest income of $32,787 or 1.05% in the second quarter of 2007 compared to the same period last year.

The provision for loan losses was $75,000 for the quarter ended June 30, 2007 and $137,500 for the same period in 2006. The reserve for loan losses at June
30, 2007 was approximately 1.13% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Noninterest income was $433,806 in the second quarter of 2007 compared to $407,733 in the second quarter of 2006. Service charges on deposit accounts increased in the second quarter of 2007 due to the implementation of an overdraft privilege program.

Noninterest expenses increased by $179,037, or 8.37%, for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. The increase came as a result of normal increases in salaries, benefits and other expenses, combined with the additional costs attributable to branching activity in the fourth quarter of 2006.

The decrease in net interest income combined with the increase in noninterest expense led to a decrease in net income before taxes of $123,251 for the quarter ended June 30, 2007, compared to the same quarter in 2006. Income tax expense decreased accordingly to $333,500 in the quarter, from $372,000 in the second quarter of 2006. As a result, net income decreased by $84,751, or 9.72%, to $786,930 compared to $871,681 last year.

For the six months ended June 30, 2007, total interest income increased by $1,430,478 compared to the six-month period ended June 30, 2006, while interest expense increased by $1,512,418 over the same period. This resulted in a decrease in net interest income of $81,940, or 1.36%. As stated above, the increase in interest income was primarily the result of an increase in average loans outstanding while the increase in interest expense came as a result of increases in market deposit rates and the migration of funds from lower-yielding transaction accounts to higher-yielding time deposits.

Noninterest income increased by $194,902 for the six-month period ended June 30, 2007 compared to the same period in 2006. The increase was due to the aforementioned increase in service charges on deposit accounts as well as earnings recognized in the first quarter of 2007 from the Bank's investment in a small business investment company.

                          Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

As indicated above, increases in normal operating costs combined with the costs of branching activity in the fourth quarter of 2006 resulted in an overall increase in noninterest expense of $347,187, or 8.36%, for the first six months of 2007 compared to the first six months of 2006. Overall, the decrease in net interest income and the increase in noninterest expense led to a decrease in net income of $79,225, or 4.63%, for the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006.

Financial Condition

Total assets increased by $1,703,527, or 0.51%, from December 31, 2006 to June 30, 2007. Net loans increased by $11,916,769, federal funds sold decreased by $7,923,582 and investment securities decreased by $3,600,485. The decreases in federal funds sold and investment securities came as balances were used to retire long-term debt.

Total deposits increased by $11,934,024, or 4.23%, from December 31, 2006 to June 30, 2007. Most of the growth in deposits came from increases in time deposits, or certificates of deposit, as noted above in the comments on net interest income. Long-term debt decreased from $20,000,000 at December 31, 2006, to $10,000,000 at June 30, 2007. Other liabilities decreased from $2,500,629 at December 31, 2006 to $1,736,777 at June 30, 2007 due to a contribution of $970,477 to the Bank's defined benefit pension plan.

Shareholders' equity totaled $28,953,475 at June 30, 2007 compared to $28,304,169 at December 31, 2006. The $649,306 increase was the result of earnings for the six months combined with a decrease in the market value of securities classified as available for sale, and the payment of dividends of $687,587.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Federal fund lines available from correspondent banks totaled $18,400,000 at June 30, 2007. No balances were outstanding on these lines at June 30, 2007 or December 31, 2006. Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank's 1 to 4 family residential real estate loans, totaled $10,000,000 at December 31, 2006. The Federal Home Loan Bank borrowings were repaid in January 2007 and no amounts were outstanding to the Federal Home Loan Bank at June 30, 2007. Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of June 30, 2007, and December 31, 2006. The unused credit line from the Federal Home Loan Bank as of June 30, 2007 is approximately $50,000,000.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next 12 months would result in an increase in net interest income of approximately $434,000, or 3.52%, while a similar decrease in rates would result in a decrease in net interest income of approximately $468,000, or 3.80%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

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

          (a) The Company's Annual Meeting of Shareholders was held on April 10, 2007.

          (b)  Not applicable

          (c) At the Annual Meeting of Shareholders, the shareholders of the Company were asked to vote on the election of three of the Company's directors to serve until the third annual meeting following their election or until their successors have been elected and qualified.

               The votes cast for or withheld for the election of directors were as follows:

                   Name                 Votes For   Votes Withheld
                   ----                 ---------   --------------

                   Julian L. Givens     1,073,711     126,960
                   Jean W. Lindsey      1,182,014      18,657
                   Carl J. Richardson   1,182,071      18,600

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



                                    GRAYSON BANKSHARES, INC.




Date: August 14, 2007               By: /s/ Jacky K. Anderson
                                        ----------------------
                                        Jacky K. Anderson
                                        President and CEO



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