Form 10-Q
period 2007-09-30
GRAYSON BANKSHARES INC
filed 2007-11-14
CIK 883758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

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

                   1,718,968 shares of Common Stock, par value
              $1.25 per share, outstanding as of November 14, 2007.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--September 30, 2007
          and December 31, 2006.............................................3

         Consolidated Statements of Income--Nine Months Ended
          September 30, 2007 and September 30, 2006.........................4

         Consolidated Statements of Income--Three Months Ended
                 September 30, 2007 and September 30, 2006..................5

         Consolidated Statements of Stockholders' Equity--Nine Months
          Ended September 30, 2007 and Year Ended December 31, 2006.........6

         Consolidated Statements of Cash Flows--Nine Months Ended
          September 30, 2007 and September 30, 2006.........................7

         Notes to Consolidated Financial Statements.........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........14

Item 4.  Controls and Procedures...........................................15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................16

Item 1A. Risk Factors......................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......16

Item 3.  Defaults Upon Senior Securities...................................16

Item 4.  Submission of Matters to a Vote of Security Holders...............16

Item 5.  Other Information.................................................16

Item 6.  Exhibits..........................................................16

Signatures.................................................................17

                          Part I. Financial Information

Item 1.  Financial Statements


                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 2007 and December 31, 2006
------------------------------------------------------------------------------

                                                                                  September 30,       December 31,
Assets                                                                                2007               2006
                                                                                ---------------    -----------------
                                                                                  (Unaudited)         (Audited)
Cash and due from banks                                                         $     9,338,493    $     10,120,984
Federal funds sold                                                                   18,278,732          17,785,525
Investment securities available for sale                                             33,431,734          35,719,431
Investment securities held to maturity
  (fair value approximately $3,017,168 at September 30, 2007,
  and $4,022,279 at December 31, 2006)                                                3,008,284           3,991,393
Restricted equity securities                                                            678,898           1,137,450
Loans, net of allowance for loan losses of $2,787,395
  at September 30, 2007 and $2,901,997 at December 31, 2006                         259,903,913         245,517,203
Cash value of life insurance                                                          5,540,060           5,373,560
Foreclosed assets                                                                       160,000              60,000
Property and equipment, net                                                           7,888,692           8,165,147
Accrued income                                                                        3,258,626           2,930,705
Other assets                                                                          2,718,776           2,802,877
                                                                                ---------------    ----------------
                                                                                $   344,206,208    $    333,604,275
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Demand deposits                                                                 $    44,466,015    $     40,971,045
Interest-bearing demand deposits                                                     19,933,807          17,704,016
Savings deposits                                                                     35,403,146          37,356,154
Large denomination time deposits                                                     71,317,372          63,294,716
Other time deposits                                                                 130,854,906         122,920,100
                                                                                ---------------    ----------------
     Total deposits                                                                 301,975,246         282,246,031

Long-term debt                                                                       10,000,000          20,000,000
Accrued interest payable                                                                922,520             553,446
Other liabilities                                                                     1,673,863           2,500,629
                                                                                ---------------    ----------------
                                                                                    314,571,629         305,300,106
                                                                                ---------------    ----------------

Commitments and contingencies                                                                 -                   -

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 2,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding                                                                        2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    28,733,301          27,336,848
Accumulated other comprehensive loss                                                 (1,769,057)         (1,703,014)
                                                                                ---------------    ----------------
                                                                                     29,634,579          28,304,169
                                                                                ---------------    ----------------
                                                                                $   344,206,208    $    333,604,275
                                                                                ===============    ================


See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Nine Months ended September 30, 2007 and 2006
-------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        2007              2006
                                                                                        ----              ----
Interest income:                                                                     (Unaudited)       (Unaudited)
   Loans and fees on loans                                                          $  15,119,606    $   13,340,216
   Federal funds sold                                                                     531,786           446,325
   Investment securities:
     Taxable                                                                              971,608         1,123,139
     Exempt from federal income tax                                                       324,627           234,873
                                                                                    -------------    --------------
                                                                                       16,947,627        15,144,553
                                                                                    -------------    --------------

Interest expense:
   Deposits                                                                             7,678,667         5,386,850
   Interest on borrowings                                                                 358,784           643,000
                                                                                    -------------    --------------
                                                                                        8,037,451         6,029,850
                                                                                    -------------    --------------
         Net interest income                                                            8,910,176         9,114,703
                                                                                    -------------    --------------

Provision for loan losses                                                                 273,588           400,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          8,636,588         8,714,703
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                    582,333           436,973
   Increase in cash value of life insurance                                               166,500           156,500
   Net realized gains (losses) on securities                                              (11,742)           48,225
   Other income                                                                           826,281           666,285
                                                                                    -------------    --------------
                                                                                        1,563,372         1,307,983
                                                                                    -------------    --------------
Noninterest expense:
   Salaries and employee benefits                                                       4,210,253         3,892,962
   Occupancy expense                                                                      255,155           225,273
   Equipment expense                                                                      616,214           617,074
   Other expense                                                                        1,687,504         1,714,605
                                                                                    -------------    --------------
                                                                                        6,769,126         6,449,914
                                                                                    -------------    --------------
         Income before income taxes                                                     3,430,834         3,572,772

Income tax expense                                                                      1,003,000         1,058,000
                                                                                    -------------    --------------
         Net income                                                                 $   2,427,834    $    2,514,772
                                                                                    =============    ==============

Basic earnings per share                                                            $        1.41    $         1.46
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============
Dividends declared per share                                                        $        0.60    $         0.60
                                                                                    =============    ==============

See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
             For the Three Months ended September 30, 2007 and 2006
-------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                        2007              2006
                                                                                        ----              ----
Interest income:                                                                     (Unaudited)       (Unaudited)
   Loans and fees on loans                                                          $   5,054,489    $    4,722,423
   Federal funds sold                                                                     182,011           101,724
   Investment securities:
     Taxable                                                                              317,933           393,061
     Exempt from federal income tax                                                       118,519            83,148
                                                                                    -------------    --------------
                                                                                        5,672,952         5,300,356
                                                                                    -------------    --------------
Interest expense:
   Deposits                                                                             2,616,353         2,012,392
   Interest on borrowings                                                                 102,222           211,000
                                                                                    -------------    --------------
                                                                                        2,718,575         2,223,392
                                                                                    -------------    --------------
         Net interest income                                                            2,954,377         3,076,964

Provision for loan losses                                                                 138,588           150,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          2,815,789         2,926,964
                                                                                    -------------    --------------
Noninterest income:
   Service charges on deposit accounts                                                    239,571           158,522
   Increase in cash value of life insurance                                                55,500            51,000
   Net realized gains (losses) on securities                                               (1,760)           36,256
   Other income                                                                           262,566           249,612
                                                                                    -------------    --------------
                                                                                          555,877           495,390
                                                                                    -------------    --------------
Noninterest expense:
   Salaries and employee benefits                                                       1,409,159         1,307,186
   Occupancy expense                                                                       77,717            80,439
   Equipment expense                                                                      196,107           209,288
   Other expense                                                                          584,741           698,786
                                                                                    -------------    --------------
                                                                                        2,267,724         2,295,699
                                                                                    -------------    --------------
         Income before income taxes                                                     1,103,942         1,126,655

Income tax expense                                                                        307,000           322,000
                                                                                    -------------    --------------
         Net income                                                                 $     796,942    $      804,655
                                                                                    =============    ==============

Basic earnings per share                                                            $        0.46    $         0.47
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============
Dividends declared per share                                                        $        0.20    $         0.20
                                                                                    =============    ==============




See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
      For the Nine Months ended September 30, 2007 (unaudited) and the Year ended December 31, 2006 (audited)
-------------------------------------------------------------------------------

                                                                                           Accumulated
                                       Common Stock                                           Other
                                       ------------                         Retained      Comprehensive
                                    Shares       Amount       Surplus       Earnings      Income (Loss)       Total
                                    ------       ------       -------       --------      -------------       -----
Balance, December 31, 2005         1,718,968   $ 2,148,710    $ 521,625   $ 25,736,698    $    (653,691)   $ 27,753,342

Comprehensive income
  Net income                               -             -            -      3,147,221                 -      3,147,221
  Adjustment to initially
   apply SFAS No. 158,
   net of taxes of ($662,597)              -             -            -              -        (1,286,217)    (1,286,217)
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of $137,638          -             -            -              -           267,179        267,179
  Reclassification adjustment,
   net of income taxes of ($15,602)        -             -            -              -           (30,285)       (30,285)
                                                                                                             -----------
Total comprehensive income                                                                                    2,097,898

  Dividends paid
   ($.90 per share)                        -             -            -     (1,547,071)                -     (1,547,071)
                                   ---------   -----------  -----------  -------------  ----------------   ------------
Balance, December 31, 2006         1,718,968     2,148,710      521,625     27,336,848        (1,703,014)    28,304,169

Comprehensive income
  Net income                               -             -            -      2,427,834                 -      2,427,834
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of  ($30,030)        -             -            -              -            (58,294)      (58,294)
  Reclassification adjustment,
   net of income taxes of ($3,993)         -             -            -              -             (7,749)       (7,749)
                                                                                                            -----------
Total comprehensive income                                                                                    2,361,791

  Dividends paid
   ($.60 per share)                        -             -            -     (1,031,381)                -     (1,031,381)
                                   ---------   -----------  -----------  -------------  ----------------   ------------
Balance, September 30, 2007        1,718,968   $ 2,148,710  $   521,625  $  28,733,301  $     (1,769,057)  $ 29,634,579
                                   =========   ===========  ===========  =============  ================   ============








See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2007 and 2006
-------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                        2007              2006
                                                                                        ----              ----
                                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $   2,427,834    $    2,514,772
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      562,500           549,000
       Provision for loan losses                                                          273,588           400,000
       Deferred income taxes                                                              281,000           (94,000)
       Net realized (gains) losses on securities                                           11,742           (48,225)
       Accretion of discount on securities, net of
         amortization of premiums                                                         (41,855)          (40,455)
       Deferred compensation                                                               (6,804)            2,440
       Net realized (gains) losses on foreclosed assets                                   (48,722)          154,282
       Changes in assets and liabilities:
         Cash value of life insurance                                                    (166,500)         (156,500)
         Accrued income                                                                  (327,921)       (1,024,409)
         Other assets                                                                    (162,876)           83,135
         Accrued interest payable                                                         369,074           398,837
         Other liabilities                                                               (819,962)           23,309
                                                                                      -----------       -----------
           Net cash provided by operating activities                                    2,351,098         2,762,186
                                                                                      -----------       -----------

Cash flows from investing activities:
   Net (increase) decrease in federal funds sold                                         (493,207)       12,754,905
   Purchases of investment securities                                                  (8,742,750)      (12,779,533)
   Sales of investment securities                                                       1,982,500         6,967,000
   Maturities of investment securities                                                  9,961,103         2,095,715
   Sales of restricted equity securities                                                  458,552           382,200
   Net increase in loans                                                              (14,820,298)      (24,824,292)
   Proceeds from the sale of foreclosed assets                                            108,722           109,790
   Purchases of property and equipment, net of sales                                     (286,045)         (752,742)
                                                                                      -----------       -----------
           Net cash used in investing activities                                      (11,831,423)      (16,046,957)
                                                                                      -----------       -----------

Cash flows from financing activities:
   Net increase in deposits                                                            19,729,215        18,821,004
   Dividends paid                                                                      (1,031,381)       (1,031,381)
   Net decrease in long-term debt                                                     (10,000,000)       (5,000,000)
                                                                                      -----------       -----------
           Net cash provided by financing activities                                    8,697,834        12,789,623
                                                                                      -----------       -----------
           Net decrease in cash and cash equivalents                                     (782,491)         (495,148)

Cash and cash equivalents, beginning                                                   10,120,984         8,394,366
                                                                                      -----------       -----------
Cash and cash equivalents, ending                                                   $   9,338,493    $    7,899,218
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   7,668,377    $    5,631,013
                                                                                    =============    ==============
   Taxes paid                                                                       $     595,901    $    1,041,000
                                                                                    =============    ==============
   Transfers of loans to foreclosed properties                                      $     160,000    $      172,072
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

The consolidated financial statements as of September 30, 2007 and for the periods ended September 30, 2007 and 2006 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2006, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,898,000 and $2,124,000 for the periods including September 30, 2007 and December 31, 2006, respectively.

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

Note 3.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2007 and 2006.

                                                  2007              2006
                                                  ----              ----

Balance, beginning                           $   2,901,997    $    2,678,055
Provision charged to expense                       273,588           400,000
Recoveries of amounts charged off                   59,348            75,300
Amounts charged off                               (447,538)         (297,160)
                                             -------------    --------------
Balance, ending                              $   2,787,395    $    2,856,195
                                             =============    ==============


Note 4.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2007 and 2006 follows:

                                                 2007              2006
                                                 ----              ----

Tax at statutory federal rate                $   1,166,483    $    1,214,742
Tax exempt interest income                        (132,193)         (105,906)
Other tax exempt income                            (67,665)          (72,780)
Other                                               36,375            21,944
                                             -------------    --------------
                                             $   1,003,000    $    1,058,000
                                             =============    ==============

Note 5.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the nine-month periods ended September 30, 2007 and 2006.

                                                     2007              2006
                                                     ----              ----

Service cost                                    $     290,742    $      292,215
Interest cost                                         268,374           245,538
Expected return on plan assets                       (275,316)         (252,309)
Amortization of net obligation at transition              (27)              (27)
Amortization of prior service cost                      7,548             7,548
Amortization of net (gain) or loss                     58,329            68,919
                                                -------------    ---------------
Net periodic benefit cost                       $     349,650    $      361,884
                                                =============    ==============


Note 6.  Commitments and Contingencies

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

Note 6.  Commitments and Contingencies, continued

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. A summary of the Bank's commitments at September 30, 2007 and 2006 is as follows:

                                               2007              2006

Commitments to extend credit              $  22,309,875    $   17,597,539
Standby letters of credit                             -                 -
                                          -------------    --------------
                                          $  22,309,875    $   17,597,539
                                          =============    ==============

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

Note 7.  Recent Accounting Pronouncements

On December 31, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which was issued in September 2006 and amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The adoption of SFAS 158 had a significant impact on the balance sheet of the Company. Prior to adoption, the Company had a prepaid pension benefit of $303,636; after the adoption on December 31, 2006, the Company had a liability of $1,645,178. This represents an increase in the net pension liability of $1,948,814. This increase in liability is recorded, net of tax, as a reduction of other comprehensive income of $1,286,217. This change is the cumulative effect of the adoption of this standard. Future adjustments to liabilities and other comprehensive income should reflect only one year's change and are expected to be much less in amount.

On February 15, 2007, the Financial Accounting Standards Board ("FASB")issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159") This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The FASB's stated objective in issuing this standard is as follows: "to improve reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions." The Company is currently analyzing the effects of SFAS 159 on its financial statements.

                          Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

------------------------------------------------------------------------------

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

Results of Operations

Total interest income increased by $372,596 for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, while interest expense on deposits and other borrowings increased by $495,183 over the same period. The increase in interest income was attributable primarily to an increase in average loans outstanding. The increase in interest expense was due to increases in market deposit rates and to the migration of funds by customers from lower-yielding transaction accounts to higher-yielding time deposits. The result was a decrease in net interest income of $122,587 or 3.98% in the third quarter of 2007 compared to the same period last year.

The provision for loan losses was $138,588 for the quarter ended September 30, 2007 and $150,000 for the same period in 2006. The allowance for loan losses at September 30, 2007 was 1.06% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate to absorb potential losses in the portfolio.

Noninterest income was $555,877 in the third quarter of 2007 compared to $495,390 in the third quarter of 2006. Service charges on deposit accounts increased in the third quarter of 2007 due to the implementation of an overdraft privilege program.

Noninterest expenses decreased by $27,975, or 1.22%, for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. The decrease was due to non-recurring losses of $154,382 on the sale of foreclosed assets which were recognized in the third quarter of 2006.

The decrease in net interest income led to a decrease in net income before taxes of $22,713 for the quarter ended September 30, 2007, compared to the same quarter in 2006. Income tax expense decreased to $307,000 in the quarter, from $322,000 in the third quarter of 2006. As a result, net income decreased by $7,713, or 0.96%, to $796,942 compared to $804,655 last year.

For the nine months ended September 30, 2007, total interest income increased by $1,803,074 compared to the nine-month period ended September 30, 2006, while interest expense increased by $2,007,601 over the same period. This resulted in a decrease in net interest income of $204,527, or 2.24%. As stated above, the increase in interest income was primarily the result of an increase in average loans outstanding while the increase in interest expense came as a result of increases in market deposit rates and the migration of funds from lower-yielding transaction accounts to higher-yielding time deposits.

Noninterest income increased by $255,389 for the nine-month period ended September 30, 2007 compared to the same period in 2006. The increase was due to the aforementioned increase in service charges on deposit accounts as well as earnings recognized in the first quarter of 2007 from the Bank's investment in a small business investment company.

                          Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

Increases in normal operating costs combined with the costs of branching activity in the fourth quarter of 2006 resulted in an overall increase in noninterest expense of $319,212, or 4.95%, for the first nine months of 2007 compared to the first nine months of 2006. Overall, the decrease in net interest income, combined with the increase in noninterest expense, led to a decrease in net income of $86,938, or 3.46%, for the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006.

Financial Condition

Total assets increased by $10,601,933, or 3.18%, from December 31, 2006 to September 30, 2007. Net loans increased by $14,386,710, federal funds sold increased by $493,207 and investment securities decreased by $3,270,806. The decrease in investment securities came as balances were used to retire long-term debt.

Total deposits increased by $19,729,215, or 6.99%, from December 31, 2006 to September 30, 2007. Most of the growth in deposits came from increases in time deposits, or certificates of deposit, as noted above in the comments on net interest income. Long-term debt decreased from $20,000,000 at December 31, 2006, to $10,000,000 at September 30, 2007. Other liabilities decreased from $2,500,629 at December 31, 2006 to $1,673,863 at September 30, 2007 due
primarily to a contribution of $970,477 to the Bank's defined benefit pension plan.

Shareholders' equity totaled $29,634,579 at September 30, 2007 compared to $28,304,169 at December 31, 2006. The $1,330,410 increase was the result of earnings for the nine months combined with a decrease in the market value of securities classified as available for sale, and the payment of dividends of $1,031,381.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Federal fund lines available from correspondent banks totaled $18,400,000 at September 30, 2007. No balances were outstanding on these lines at September 30, 2007 or December 31, 2006. Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank's 1 to 4 family residential real estate loans, totaled $10,000,000 at December 31, 2006. The Federal Home Loan Bank borrowings were repaid in January 2007 and no amounts were outstanding to the Federal Home Loan Bank at September 30, 2007. Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of September 30, 2007, and December 31, 2006. The unused credit line from the Federal Home Loan Bank as of September 30, 2007 was approximately $51,400,000.

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

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effect on net interest income from gradual changes in the Prime Rate of up to 300 basis points up or down over a 12-month period. The current model indicates that an increase in rates of 300 basis points over the next 12 months would result in an increase in net interest income of approximately $807,000, or 6.0%, while a similar decrease in rates would result in a decrease in net interest income of approximately $1,068,000, or 8.0%. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

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



                                  GRAYSON BANKSHARES, INC.




Date: November 14, 2007           By:  /s/ Jacky K. Anderson
                                       ---------------------
                                       Jacky K. Anderson
                                       President and CEO



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