Form 10-K
period 2007-12-31
GRAYSON BANKSHARES INC
filed 2008-03-31
CIK 883758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, par value $1.25 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $49,763,070

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,718,968 shares of Common Stock as of March 30, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders – Part III

Portions of the Company’s 2007 Annual Report – Part II

TABLE OF CONTENTS

PART I
		Page
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	8
ITEM 2.	PROPERTIES	9
ITEM 3.	LEGAL PROCEEDINGS	10
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES	10
ITEM 6.	SELECTED FINANCIAL DATA	11
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	12
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	29
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	32
ITEM 9A(T).	CONTROLS AND PROCEDURES	32
ITEM 9B.	OTHER INFORMATION	33
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	33
ITEM 11.	EXECUTIVE COMPENSATION	33
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	34

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	34

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	34

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	35

PART I

Item 1.	Business

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

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 79.86% of the interest earning assets of the Bank at December 31, 2007 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the Officers’ Loan Committee for approval. The Officers’ Loan Committee is composed of the Bank President and all loan officers. All aggregate credits that exceed the lending authority of the Officer’s Loan Committee are presented to the Directors’ Loan Committee for consideration. The Directors’ Loan Committee has the authority to approve loans up to $1.0 million of total indebtedness to a single customer. All loans in excess of that amount must be presented to the full Board of Directors for ultimate approval or denial. The Officers’ and Directors’ Loan Committees not only act as approval bodies to ensure consistent application of the Bank’s loan policy but also provide valuable insight through communication and pooling of knowledge, judgment and experience of their respective members.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2007, the Bank had 46.05% of the loan portfolio in single and multi-family housing, 15.85% in non-farm, non-residential real estate loans, 10.93% in farm related real estate loans and 12.39% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 8.78% of the portfolio at year-end 2007. Consumer loans make up approximately 6.00% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit to be core deposits. These accounts comprised approximately 75.92% of the Bank’s total deposits at December 31, 2007. Certificates of deposit in denominations of $100,000 or more represented the remaining 24.08% of deposits at year-end.

Market Area

The Company’s market area consists primarily of the counties of Grayson and Carroll, and the independent city of Galax, in Virginia, as well as Alleghany county in North Carolina. The market area is rural and employment was once dominated by furniture and textile manufacturing. As those industries have declined, employment has shifted to healthcare, retail and service, light manufacturing, tourism and agriculture. Though improving some in recent years, unemployment in the area remains above the state average. As of September 30, 2007 the unemployment rates in Grayson and Carroll counties and the City of Galax were 4.8%, 5.4%, and 5.5% respectively, as compared to the 3.0% average for the State of Virginia. The 4.4% unemployment rate in Alleghany county, North Carolina was slightly better than the state average rate of 4.8%. Estimated annual median family income in the market area is approximately $44,000.

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

Currently in Grayson County, the Company competes with only two other commercial banks, which operate a total of two branch banking facilities. As of June 30, 2007, the Company held 84.49% of the deposits in Grayson County. In the City of Galax, the Company competes with five other commercial banks. Since opening in May of 1996, we have captured a market share of 16.79% of deposits to become the third largest holder of deposits in the market. Wachovia Bank, NA, leads the Galax market with 28.65% of deposits as of June 30, 2007. In Alleghany County, North Carolina and Carroll County, Virginia, the Company held market shares of 12.16% and 16.41%, respectively, at June 30, 2007.

Employees

At December 31, 2007, the Company had 115 total employees representing 111 full time equivalents, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

We are located in southwestern Virginia and northwestern North Carolina, and our local economy is heavily influenced by the furniture and textile industries, both of which have been in decline in recent years. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

The subprime mortgage crisis and its impact on credit markets may negatively affect our business.

Neither the Company nor the Bank have engaged in subprime lending and therefore we have no risk directly related to the origination of subprime loans. However, our business may be negatively affected by the impact of the subprime mortgage crisis on the economy in general as well as on the equity and credit markets. If the subprime mortgage crisis leads to a general decrease in real estate values then our loan collateral values could decline. A decrease in the market value of large financial institutions may also lead to decreased market valuations for smaller financial institutions, resulting in a decrease in the value of our stock. Also, because we hold municipal bonds in our investment portfolio, the failure or ratings downgrade of bond insurers resulting from their investment in subprime lending could lead to a decrease in the market value of those investments.

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

None.

Item 2.          Properties

The Company and the Bank are headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank owns and operates branches at the following locations:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	113 West Main Street	Full Service
	Independence, Virginia 24348	24 Hour Teller
(276) 773-2811

East Independence Office	802 East Main Street	Full Service
	Independence, Virginia 24348	24 Hour Teller
(276) 773-2811

Elk Creek Office	60 Comers Rock Road	Full Service
	Elk Creek, Virginia 24326	24 Hour Teller
(276) 655-4011

Troutdale Office	101 Ripshin Road	Full Service
	Troutdale, Virginia 24378	24 Hour Teller
(276) 677-3722

Galax Office	209 West Grayson Street	Full Service
	Galax, Virginia 24333	24 Hour Teller
(276) 238-2411

Carroll Office	8417 Carrollton Pike	Full Service
	Galax, Virginia 24333	24 Hour Teller
(276) 238-8112

Sparta Office	98 South Grayson Street	Full Service
	Sparta, North Carolina 28675	24 Hour Teller
(336) 372-2811

Hillsville Office	419 South Main Street	Full Service
	Hillsville, Virginia 24343	24 Hour Teller
(276) 728-2810

Whitetop Office	16303 Highlands Parkway	Full Service
	Whitetop, Virginia 24292	24 Hour Teller
(276) 388-3811

The Bank has a conference center located at 558 East Main Street, Independence, Virginia that is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank is currently constructing an operations center adjacent to the main office in Independence, Virginia. Construction is scheduled to be complete in the third quarter of 2008.

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

No matters were submitted to a vote of security holders during the forth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on any market and trade infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2006 to December 31, 2007, the selling price of shares of Common Stock ranged from $28.00 to $32.00. There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

		Sales Price ($)		Dividends ($)
		High	Low
2006:
	1st quarter	30.00	29.00	0.20
	2nd quarter	32.00	28.00	0.20
	3rd quarter	32.00	30.00	0.20
	4th quarter	32.00	29.00	0.30

2007:	1st quarter	32.00	29.00	0.20
	2nd quarter	30.00	29.00	0.20
	3rd quarter	30.00	28.00	0.20
	4th quarter	29.00	28.00	0.26

As of March 30, 2008, there were approximately 800 record holders of Common Stock. There were no Company repurchases of the Common Stock during 2007 or 2006.

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

Item 6.	Selected Financial Data[1]

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2007, 2006, 2005, 2004 and 2003.

	2007	2006	2005	2004	2003

Summary of Operations

Interest income	$22,884	$20,623	$17,148	$14,656	$13,842
Interest expense	10,834	8,636	5,802	4,474	5,637
Net interest income	12,050	11,987	11,346	10,182	8,205
Provision for loan losses	465	520	504	390	410
Other income	1,973	1,673	1,415	1,607	2,662
Other expense	9,095	8,670	7,945	6,943	5,812
Income taxes	1,296	1,323	1,204	1,215	1,306
Net income	$3,167	$3,147	$3,108	$3,241	$3,339

Per Share Data

Net income	$1.84	$1.83	$1.81	$1.89	$1.94
Cash dividends declared	.86	.90	.68	.60	1.00
Book value	17.62	16.47	16.15	15.23	14.31
Estimated market value[2]	29.00	30.00	30.00	32.00	32.00

Year-end Balance Sheet Summary

Loans, net	$263,729	$245,517	$217,091	$196,912	$176,155
Investment securities	42,573	40,848	39,279	37,909	46,282
Total assets	361,486	333,604	304,165	270,215	263,865
Deposits	309,174	282,246	250,400	231,059	228,219
Stockholders’ equity	30,291	28,304	27,753	26,177	24,601

Selected Ratios

Return on average assets	0.93%	1.01%	1.09%	1.23%	1.32%
Return on average equity	10.77%	10.85%	11.43%	12.56%	13.66%
Average equity to average assets	8.67%	9.33%	9.55%	9.76%	9.66%

[1] In thousands of dollars, except per share data.
[2] Provided at the trade date nearest year end.

Management Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of Grayson Bankshares, Inc.’s financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s consolidated financial statements.

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

The earnings position of the Company remains strong. Grayson Bankshares, Inc. experienced net earnings of $3,167,501 for 2007 compared to $3,147,221 for 2006, and $3,108,307 for 2005. Dividends paid to stockholders amounted to $0.86 per share for 2007 compared to $0.90 per share for 2006.

The total assets of Grayson Bankshares, Inc. grew to $361,486,399 from $333,604,275, an 8.36% increase, continuing our strategy to grow the Company. Average equity to average assets indicates that the Company has a strong capital position with a ratio of 8.67% during 2007.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets and other-than-temporary impairment of investment securities, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, management considers the policies related to those areas as critical.

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

Management Discussion and Analysis

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

Management Discussion and Analysis

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost

Interest earning assets:
Federal funds sold	$ 15,583	$ 772	4.95%	$ 12,402	$ 614	4.95%	$ 12,575	$ 405	3.22%
Investment securities	38,727	1,779	4.60%	41,271	1,815	4.40%	38,208	1,612	4.22%
Loans	259,009	20,333	7.85%	235,046	18,194	7.74%	212,513	15,131	7.12%
Total	313,319	22,884		288,719	20,623		263,296	17,148
Yield on average
interest-earning assets			7.30%			7.14%			6.51%
Non interest-earning assets:
Cash and due from banks	9,660			8,089			8,494
Premises and equipment	8,338			7,357			7,217
Interest receivable and other	11,507			10,420			9,113
Allowance for loan losses	(2,874)			(2,737)			(2,685)
Unrealized gain/(loss) on securities	(732)			(981)			(539)
Total	25,899			22,148			21,600
Total assets	$339,218			$310,867			$284,896

Interest-bearing liabilities:
Demand deposits	$ 19,366	172	0.89%	$ 20,605	184	0.89%	$ 21,923	193	0.88%
Savings deposits	36,162	490	1.35%	41,384	563	1.36%	47,932	628	1.31%
Time deposits	197,779	9,649	4.88%	162,804	6,945	4.27%	135,517	4,126	3.04%
Borrowings	12,438	523	4.20%	18,918	944	4.99%	18,493	855	4.62%
Total	265,745	10,834		243,711	8,636		223,865	5,802
Cost on average
interest-bearing liabilities			4.08%			3.54%			2.59%

Non interest-bearing
liabilities:
Demand deposits	40,892			37,250			33,150
Interest payable and other	3,162			891			679
Total	44,054			38,141			33,829
Total liabilities	309,799			281,852			257,694

Stockholder's equity:	29,419			29,015			27,202
Total liabilities and
stockholder's equity	$339,218			$310,867			$284,896

Net interest income		$ 12,050			$ 11,987			$ 11,346

Net yield on
interest-earning assets			3.85%			4.15%			4.31%

Management Discussion and Analysis

Table 2. Rate/Volume Variance Analysis (thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Interest	Variance		Interest	Variance
	Income/	Attributable To		Income/	Attributable To
	Expense			Expense
	Variance	Rate	Volume	Variance	Rate	Volume

Interest-earning assets:
Federal funds sold	$ 158	$ -	$ 158	$ 209	$ 215	$ (6)
Investment securities	(36)	80	(116)	203	71	132
Loans	2,139	261	1,878	3,063	1,381	1,682
Total	2,261	341	1,920	3,475	1,667	1,808

Interest-bearing liabilities:
Demand deposits	(12)	-	(12)	(9)	-	(9)
Savings deposits	(73)	(4)	(69)	(65)	23	(88)
Time deposits	2,704	1,080	1,624	2,819	1,882	937
Borrowings	(421)	(133)	(288)	89	69	20
Total	2,198	943	1,255	2,834	1,974	860
Net interest income	$ 63	$ (602)	$ 665	$ 641	$ (307)	$ 948

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

Total interest income in 2007 increased by 10.97% to $22.89 million from $20.62 million in 2006 after an increase from $17.15 million in 2005. The increase in total interest income in 2007 was due primarily to an increase in average loans outstanding of 10.20%. The growth in loans, as will as the increase in loans as a percentage of total interest-earning assets led to an overall increase in yield on average interest-earning assets of 16 basis points from 2006 to 2007. The increase in total interest income in 2006, as compared to 2005, was due to an increase in average loans outstanding of as well as to overall increases in interest rates for all categories of interest earning assets. Total interest expense increased by approximately $2.20 million in 2007 after an increase of $2.83 million in 2006. The increases in 2007 and 2006 were due primarily to increases in interest rates on time deposits coupled with a significant increase in the average balance of time deposits outstanding. The higher short-term interest rates on certificates of deposit in 2006 and 2007 led not only to new growth in certificates of deposit, but also to the migration of funds from savings and money market accounts into the higher yielding certificates. The effects of changes in volumes and rates on net interest income in 2007 compared to 2006, and 2006 compared to 2005 are shown in Table 2.

The increase in interest income was offset by the increase in interest expense resulting in a decrease in net yield on interest-earning assets of 30 basis points to 3.85% in 2007 compared to 4.15% in 2006.

Management Discussion and Analysis

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

At the end of 2007, the loan loss reserve was $2,757,745 compared to $2,901,997 in 2006 and $2,678,055 in 2005. The Bank’s allowance for loan losses, as a percentage of total loans, at the end of 2007 was 1.03%, compared to 1.17% in 2006, and 1.22% in 2005. The decrease in the loan loss reserve from 2006 to 2007 was due to an increased level of loan charge-offs in 2007.

Additional information is contained in Tables 12 and 13, and is discussed in Nonperforming and Problem Assets.

Other Income

Noninterest income consists of revenues generated from a broad range of financial services and activities. The majority of noninterest income is traditionally a result of service charges on deposit accounts including charges for insufficient funds checks and fees charged for nondeposit services. Noninterest income increased by $300,015, or 17.93%, to $1,972,916 in 2007 from $1,672,901 in 2006. Noninterest income in 2005 totaled $1,415,203. The increase from 2006 to 2007 was due to primarily to the implementation of an overdraft privilege plan in April of 2007 that led to an increase in service charges on deposit accounts. The increase from 2005 to 2006 was primarily due to non-recurring gains from investment repurchase agreements and the termination of an interest-rate swap. These gains are generally non-recurring in nature, and as such, management does not anticipate similar gains in the future. The primary sources of noninterest income for the past three years are summarized in Table 3.

Table 3. Sources of Noninterest Income (thousands)

	2007	2006	2005

Service charges on deposit accounts	$ 828	$ 581	$ 528
Increase in cash value of life insurance	225	225	222
Mortgage origination fees	207	177	182
Insurance commissions	14	23	22
Safe deposit box rental	39	38	34
Gain on the sale of securities	(9)	46	4
Gain on interest rate swaps/contracts	99	51	-
Other income	570	532	423
Total noninterest income	$ 1,973	$ 1,673	$ 1,415

Management Discussion and Analysis

Other Expense

The major components of noninterest expense for the past three years are illustrated at Table 4.

Total noninterest expense increased by $424,743 in 2007 and $725,491 in 2006, which represents increases of 4.90% and 9.13% respectively. The majority of the increase from 2006 to 2007 was the result of ordinary annual increases in employee salaries and benefits. The increase from 2005 to 2006 was due to salary and benefit increases, as well as to branching activity and losses in the disposal of foreclosed properties.

Table 4. Sources of Noninterest Expense (thousands)

	2007	2006	2005

Salaries & wages	$ 3,884	$ 3,540	$ 3,334
Employee benefits	1,759	1,694	1,596
Total personnel expense	5,643	5,234	4,930

Director fees	167	162	149
Occupancy expense	345	304	300
Computer charges	265	276	191
Other equipment expense	839	811	751
FDIC/OCC assessments	140	122	114
Insurance	88	75	82
Professional fees	134	116	114
Advertising	194	204	220
Postage and freight	219	178	156
Supplies	160	155	178
Franchise tax	183	195	183
Telephone	156	144	137
Travel, dues & meetings	126	124	111
Other expense	436	570	329
Total noninterest expense	$ 9,095	$ 8,670	$ 7,945

The overhead efficiency ratio of noninterest expense to adjusted total revenue (net interest income plus noninterest income) was 64.8% in 2007, 63.5% in 2006 and 62.3% in 2005.

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

Management Discussion and Analysis

Income tax expense (substantially all Federal) was $1,296,031 in 2007, $1,322,443 in 2006 and $1,204,081 in 2005 resulting in effective tax rates of 29.0%, 29.6% and 27.9% respectively. The increase in the effective tax rate for 2006 was due to a decrease in the percentage of tax-exempt income.

The Company’s deferred income tax benefits and liabilities result primarily from temporary differences (discussed above) in the provisions for credit losses, valuation reserves, non-accrual interest income, depreciation, deferred compensation, deferred income, pension expense and investment security discount accretion.

Net deferred tax benefits of $1,073,317 and $1,524,131 are included in other assets at December 31, 2007 and 2006 respectively. At December 31, 2007, net deferred tax benefits included $217,721 of deferred tax assets applicable to unrealized losses on investment securities available for sale, and $506,324 of deferred tax assets applicable to unfunded projected pension benefit obligations. Accordingly, these amounts were not charged to income but recorded directly to the related stockholders’ equity account.

Analysis of Financial Condition

Average earning assets increased 8.52% from December 31, 2006 to December 31, 2007. Total earning assets represented 92.37% of total average assets in 2007 and 92.88% in 2006. The mix of average earning assets changed only slightly from 2006 to 2007 as loan growth remained strong.

Table 5. Average Asset Mix (dollars in thousands)

	2007		2006

	Average		Average
	Balance	%	Balance	%
Earning assets:
Loans	$ 259,009	76.36%	$ 235,046	75.61%
Investment securities	38,727	11.42%	41,271	13.28%
Federal funds sold	15,583	4.59%	12,402	3.99%
Deposits in other banks	-	0.00%	-	0.00%
Total earning assets	313,319	92.37%	288,719	92.88%

Nonearning assets:
Cash and due from banks	9,660	2.85%	8,089	2.60%
Premises and equipment	8,338	2.46%	7,357	2.37%
Other assets	11,507	3.39%	10,420	3.35%
Allowance for loan losses	(2,874)	-0.85%	(2,737)	-0.88%
Unrealized gain/(loss) on securities	$ (732)	-0.22%	$ (981)	-0.32%
Total nonearning assets	$ 25,899	7.63%	$ 22,148	7.12%
Total assets	$ 339,218	100.00%	$ 310,867	100.00%

Average loans for 2007 represented 76.36% of total average assets compared to 75.61% in 2006. Average federal funds sold increased from 3.99% to 4.59% of total average assets while average investment securities decreased from 13.28% to 11.42% of total average assets over the same time period. The balances of nonearning assets increased from 7.12% in 2006 to 7.63% in 2007.

Management Discussion and Analysis

Loans

Average loans totaled $259.0 million over the year ended December 31, 2007. This represents an increase of 10.20% over the average of $235.0 million for 2006. Average loans increased by 10.60% from 2005 to 2006.

The loan portfolio consists primarily of real estate and commercial loans. These loans accounted for 92.71% of the total loan portfolio at December 31, 2007. This is up from the 92.18% that the two categories maintained at December 31, 2006. The amount of loans outstanding by type at December 31, 2007 and December 31, 2006 and the maturity distribution for variable and fixed rate loans as of December 31, 2007 are presented in Tables 6 & 7 respectively.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2007		December 31, 2006		December 31, 2005

	Amount	%	Amount	%	Amount	%

Construction and development	$ 33,017	12.39%	$ 30,725	12.37%	$ 22,244	10.12%
Residential, 1-4 families	121,074	45.44%	111,089	44.72%	102,614	46.69%
Residential, 5 or more families	1,638	0.61%	1,572	0.63%	675	0.31%
Farmland	29,134	10.93%	27,979	11.26%	21,695	9.87%
Nonfarm, nonresidential	42,237	15.85%	39,350	15.84%	35,613	16.20%
Total real estate	$ 227,100	85.22%	$ 210,715	84.82%	$ 182,841	83.19%

Agricultural	3,445	1.29%	3,774	1.52%	3,071	1.40%
Commercial	19,950	7.49%	18,294	7.36%	18,745	8.53%
Consumer	14,330	5.38%	14,106	5.68%	14,112	6.42%
Other	1,662	0.62%	1,530	0.62%	1,000	0.46%
Total	$ 266,487	100.00%	$ 248,419	100.00%	$ 219,769	100.00%

	December 31, 2004		December 31, 2003

	Amount	%	Amount	%

Construction and development	$ 19,454	9.75%	$ 14,530	8.14%
Residential, 1-4 families	94,655	47.44%	83,824	46.95%
Residential, 5 or more families	692	0.35%	321	0.18%
Farmland	18,387	9.21%	15,640	8.76%
Nonfarm, nonresidential	31,485	15.78%	31,902	17.86%
Total real estate	$ 164,673	82.53%	146,217	81.89%

Agricultural	2,891	1.45%	3,152	1.77%
Commercial	17,603	8.82%	15,093	8.45%
Consumer	13,657	6.85%	13,040	7.30%
Other	698	0.35%	1,048	0.59%
Total	$ 199,522	100.00%	$ 178,550	100.00%

Management Discussion and Analysis

Table 7. Maturity Schedule of Loans (dollars in thousands), as of December 31, 2007

	Real	Agricultural	Consumer	Total
	Estate	and Commercial	and Other	Amount	%
Fixed rate loans:
Three months or less	$ 11,960	$ 3,900	$ 2,050	$ 17,910	6.72%
Over three to twelve months	31,849	2,269	2,887	37,005	13.88%
Over one year to five years	15,930	3,588	9,873	29,391	11.03%
Over five years	34,306	446	684	35,436	13.30%
Total fixed rate loans	$ 94,045	$ 10,203	$ 15,494	$ 119,742	44.93%

Variable rate loans:
Three months or less	$ 27,454	$ 6,383	$ 332	$ 34,169	12.83%
Over three to twelve months	16,919	4,950	98	21,967	8.24%
Over one year to five years	41,469	1,751	68	43,288	16.24%
Over five years	47,213	108	-	47,321	17.76%
Total variable rate loans	$ 133,055	$ 13,192	$ 498	$ 146,745	55.07%

Total loans:
Three months or less	$ 39,414	$ 10,283	$ 2,382	$ 52,079	19.55%
Over three to twelve months	48,768	7,219	2,985	58,972	22.12%
Over one year to five years	57,399	5,339	9,941	72,679	27.27%
Over five years	81,519	554	684	82,757	31.06%
Total loans	$ 227,100	$ 23,395	$ 15,992	$ 266,487	100.00%

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. On average, loans yielded 7.85% in 2007 compared to an average yield of 7.74% in 2006.

Investment Securities

The Bank uses its investment portfolio to provide liquidity for unexpected deposit decreases or loan generation, to meet the Bank’s interest rate sensitivity goals, and to generate income.

Management of the investment portfolio has always been conservative with the majority of investments taking the form of purchases of U.S. Treasury, U.S. Government Agencies and State and Municipal bonds, as well as investment grade corporate bond issues. Management views the investment portfolio as a source of income, and purchases securities with the intent of retaining them until maturity. However, adjustments are necessary in the portfolio to provide an adequate source of liquidity which can be used to meet funding requirements for loan demand and deposit fluctuations and to control interest rate risk. Therefore, from time to time, management may sell certain securities prior to their maturity. Table 8 presents the investment portfolio at the end of 2007 by major types of investments and contractual maturity ranges. Investment securities in Table 8 may have repricing or call options that are earlier than the contractual maturity date.

Total investment securities increased by approximately $1.7 million from December 31, 2006 to December 31, 2007. Most of the investment growth came late in 2007 and therefore the average balance of investment securities was lower in 2007 than in 2006. The average yield of the investment portfolio increased to 4.60% for the year ended December 31, 2007 compared to 4.40% for 2006.

Management Discussion and Analysis

Table 8. Investment Securities - Maturity/Yield Schedule (dollars in thousands)

	In One	After One	After Five	After	Book	Market	Book	Book
	Year or	Through	Through	Ten	Value	Value	Value	Value
	Less	Five Years	Ten Years	Years	12/31/07	12/31/07	12/31/06	12/31/05
Investment Securities:
U.S. Government agencies	$ 716	$ 3,247	$ 3,798	$ 8,227	$ 15,988	$ 15,371	$ 26,455	$ 26,852
Mortgage-backed securities	1	85	2,625	10,903	13,614	13,668	5,029	3,515
State and municipal securities	-	1,080	2,031	9,371	12,482	12,455	8,658	8,184
Corporate securities	-	-	-	-	-	-	200	199

Total	$ 717	$ 4,412	$ 8,454	$ 28,501	$ 42,084	$ 41,494	$ 40,342	$ 38,750

Weighted average yields:
U.S. Government agencies	3.71%	5.13%	5.17%	4.35%	4.66%
Mortgage-backed securities	7.00%	5.09%	4.95%	5.27%	5.21%
State and municipal securities	0.00%	5.04%	6.02%	5.78%	5.76%

Total	3.71%	5.11%	5.31%	5.17%	5.18%

(Yields are stated on a tax-equivalent basis)

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

Average total deposits for the year ended December 31, 2007 amounted to $294.2 million, which was an increase of $32.2 million, or 12.3% over 2006. Average core deposits totaled $225.2 million in 2007 representing a 7.5% increase over the $209.4 million in 2006. The percentage of the Bank’s average deposits that are interest-bearing increased from 85.8% in 2006 to 86.1% in 2007. Average demand deposits, which earn no interest, increased 9.8% from $37.3 million in 2006 to $40.9 million in 2007. Average deposits for the periods ended December 31, 2007 and December 31, 2006 are summarized in Table 9.

Management Discussion and Analysis

Table 9. Deposit Mix (dollars in thousands)

	2007			2006
	Average	% of Total	Average	Average	% of Total	Average
	Balance	Deposits	Rate Paid	Balance	Deposits	Rate Paid
Interest-bearing deposits:
NOW accounts	$ 19,366	6.6%	0.89%	$ 20,605	7.9%	0.89%
Money Market	7,633	2.6%	1.75%	9,293	3.5%	1.75%
Savings	28,529	9.7%	1.25%	32,091	12.2%	1.25%
Individual retirement accounts	32,375	11.0%	4.78%	28,315	10.8%	4.42%
Small denomination certificates	96,454	32.8%	4.80%	81,894	31.3%	4.16%
Large denomination certificates	68,950	23.4%	5.03%	52,595	20.1%	4.35%
Total interest-bearing deposits	253,307	86.1%	4.07%	224,793	85.8%	3.42%
Noninterest-bearing deposits	40,892	13.9%	0.00%	37,250	14.2%	0.00%
Total deposits	$ 294,199	100.0%	3.50%	$ 262,043	100.0%	2.94%

		2005
	Average	% of Total	Average
	Balance	Deposits	Rate Paid
Interest-bearing deposits:
NOW accounts	$ 21,923	9.2%	0.88%
Money Market	10,900	4.6%	1.51%
Savings	37,032	15.5%	1.25%
Individual retirement accounts	23,796	10.0%	3.58%
Small denomination certificates	70,115	29.4%	2.84%
Large denomination certificates	41,606	17.4%	3.08%
Total interest-bearing deposits	205,372	86.1%	2.41%
Noninterest-bearing deposits	33,150	13.9%	0.00%
Total deposits	$ 238,522	100.0%	2.07%

The average balance of certificates of deposit issued in denominations of $100,000 or more increased by $16.4 million, or 31.10%, for the year ended December 31, 2007. The strategy of management has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit, however, recent market increases in short-term certificate rates prompted many customers to move money from savings and money market accounts to certificates of deposit. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2007.

Management Discussion and Analysis

Table 10. Large Denomination Certificate of Deposit Maturities (thousands)

Analysis of certificates of deposit of $100,000 or more at December 31, 2007:

Remaining maturity of three months or less	$ 17,988
Remaining maturity over three months through six months	22,654
Remaining maturity over six months through twelve months	22,833
Remaining maturity over twelve months	10,991
Total time deposits of $100,000 or more	$ 74,466

Equity

Stockholders’ equity amounted to $30.3 million at December 31, 2007, a 7.02% increase over the 2006 year-end total of $28.3 million. The increase resulted from earnings of $3,167,501, less dividends paid and changes in pension reserves and unrealized depreciation of investment securities classified as available for sale. The Company paid dividends of $0.86, $0.90 and $0.68 per share in 2007, 2006 and 2005, respectively.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders’ equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2007 the Bank has a ratio of Tier 1 capital to risk-weighted assets of 11.3% and a ratio of total capital to risk-weighted assets of 12.4%.

Table 11. Bank’s Year-end Risk-Based Capital (dollars in thousands)

	2007	2006

Tier 1 capital	$ 27,977	$ 26,199
Qualifying allowance for loan losses
(limited to 1.25% of risk-weighted assets)	2,758	2,884
Total regulatory capital	$ 30,735	$ 29,083
Total risk-weighted assets	$ 247,413	$ 230,718

Tier 1 capital as a percentage of
risk-weighted assets	11.3%	11.4%
Total regulatory capital as a percentage of
risk-weighted assets	12.4%	12.6%
Leverage ratio*	7.9%	8.0%

*Tier 1 capital divided by average total assets for
the quarter ended December 31 of each year.

Management Discussion and Analysis

In addition, a minimum leverage ratio of Tier 1 capital to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2007, the Bank had a ratio of year-end Tier 1 capital to average total assets for the fourth quarter of 2007 of 7.9%. Table 11 sets forth summary information with respect to the Bank’s capital ratios at December 31, 2007. All capital ratio levels indicate that the Bank is well capitalized.

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

Nonperforming assets at December 31, 2007 and 2006 are analyzed in Table 12.

Table 12. Nonperforming Assets (dollars in thousands)

	December 31, 2007		December 31, 2006		December 31, 2005
		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans

Nonaccrual loans	$ 4,108	1.5%	$ 867	0.3%	$ 992	0.4%
Restructured loans	469	0.2%	480	0.2%	1,114	0.5%
Loans past due 90 days or more	518	0.2%	733	0.3%	550	0.3%
Total nonperforming assets	$ 5,095	1.9%	$ 2,080	0.8%	$ 2,656	1.2%

	December 31, 2004		December 31, 2003
		% of		% of
	Amount	Loans	Amount	Loans

Nonaccrual loans	$ 690	0.3%	$ 1,435	0.8%
Restructured loans	1,802	0.9%	484	0.3%
Loans past due 90 days or more	635	0.3%	2,119	1.2%
Total nonperforming assets	$ 3,127	1.5%	$ 4,038	2.3%

Total nonperforming assets were 1.9% and 0.8% of total outstanding loans as of December 31, 2007 and 2006, respectively. The increase is due primarily to one commercial real estate loan that was placed in nonaccrual status in 2007 with a principal balance of approximately $2.4 million. The loan is secured by a first deed of trust on real estate with an appraised value of $4.0 million, therefore management anticipates eventual receipt of all principal owed on this loan. More information on nonperforming assets can be found in Note 5of the “Notes to Consolidated Financial Statements” found in the company’s 2007 Annual Report on Form 10-K.

Management Discussion and Analysis

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

To quantify the specific elements of the allowance for loan losses, the Bank begins by establishing a specific reserve for loans that have been identified as being impaired. This reserve is determined by comparing the principal balance of the loan with the net present value of the future anticipated cash flows or the fair market value of the related collateral. The bank then reviews certain loans in the portfolio and assigns grades to loans which have been reviewed. Loans which are adversely classified are given a specific allowance based on the historical loss experience of similar type loans in each adverse grade. The remaining portfolio is segregated into loan pools consistent with regulatory guidelines. An allocation is then made to the reserve for these loan pools based on the bank’s historical loss experience with further adjustments for external factors such as current loan volume and general economic conditions. The allowance is allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the respective categories of loans, although the entire allowance is available to absorb any actual charge-offs that may occur.

The provision for loan losses, net charge-offs and the activity in the allowance for loan losses is detailed in Table 13. The allocation of the reserve for loan losses is detailed in Table 14.

Table 13. Loan Losses

	2007	2006	2005	2004	2003

Allowance for loan losses, beginning	$ 2,901,997	$ 2,678,055	$ 2,609,759	$ 2,395,387	$ 2,189,028
Provision for loan losses, added	465,143	520,000	504,468	390,000	410,000
Charge-offs:
Real estate	(283,658)	(45,330)	(100,340)	(42,827)	(26,195)
Commercial and agricultural	(236,571)	(199,372)	(202,760)	(78,959)	(86,627)
Consumer and other	(179,836)	(148,971)	(162,462)	(154,703)	(194,601)
Recoveries:
Real estate	19,515	6,000	143	1,456	5,308
Commercial and agricultural	22,515	35,426	4,975	69,042	52,056
Consumer and other	48,640	56,189	24,272	30,363	46,418
Net charge-offs	(609,395)	(296,058)	(436,172)	(175,628)	(203,641)
Allowance for loan losses, ending	$ 2,757,745	$ 2,901,997	$ 2,678,055	$ 2,609,759	$ 2,395,387

Ratio of net charge-offs during the period
to average loans outstanding during the period:	0.023%	0.013%	0.020%	0.009%	0.012%

Management Discussion and Analysis

Table 14. Allocation of the Reserve for Loan Losses (thousands)

	2007		2006		2005
		% of		% of		% of
		Loans to		Loans to		Loans to
Balance at the end of the period applicable to:	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial and agricultural	$ 594	8.78%	$ 1,193	8.88%	$ 842	9.93%
Real estate - construction	253	12.39%	-	12.37%	-	10.12%
Real estate - mortgage	1,665	72.83%	791	72.45%	734	73.07%
Consumer and other	246	6.00%	918	6.30%	1,102	6.88%
Total	$ 2,758	100.00%	$ 2,902	100.00%	$ 2,678	100.00%

	2004		2003
		% of		% of
		Loans to		Loans to
Balance at the end of the period applicable to:	Amount	Total Loans	Amount	Total Loans

Commercial and agricultural	$ 569	10.27%	$ 773	10.22%
Real estate - construction	-	9.75%	-	8.14%
Real estate - mortgage	663	72.78%	559	73.75%
Consumer and other	1,378	7.20%	1,063	7.89%
Total	$ 2,610	100.00%	$ 2,395	100.00%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2007 and 2006 is as follows:

	2007	2006

Commitments to extend credit	$20,296,854	$19,691,878
Standby letters of credit	-	-
	$20,296,854	$19,691,878

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

Management Discussion and Analysis

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

Impact of Inflation and Changing Prices

The consolidated financial statements and the accompanying notes presented elsewhere in this document have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all Company assets and liabilities are monetary in nature, therefore the impact of inflation is reflected primarily in the increased cost of operations. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Table 15. Key Financial Ratios

	2007	2006	2005

Return on average assets	0.93%	1.01%	1.09%
Return on average equity	10.77%	10.85%	11.43%
Dividend payout ratio	46.67%	49.16%	37.61%
Average equity to average assets	8.67%	9.33%	9.55%

Management Discussion and Analysis

Table 16. Quarterly Data (unaudited) (dollars in thousands, except per share data)

	Years Ended December 31,
	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$ 5,937	$ 5,673	$ 5,777	$ 5,497	$ 5,478	$ 5,300	$ 5,081	$ 4,763
Interest expense	2,796	2,719	2,698	2,621	2,606	2,223	1,969	1,837

Net interest income	3,141	2,954	3,079	2,876	2,872	3,077	3,112	2,926
Provision for loan losses	192	139	75	60	120	150	137	113

Net interest income, after
provision for loan losses	2,949	2,815	3,004	2,816	2,752	2,927	2,975	2,813
Noninterest income	471	556	434	574	376	495	408	405
Noninterest expenses	2,387	2,267	2,318	2,183	2,231	2,295	2,139	2,016

Income before income taxes	1,033	1,104	1,120	1,207	897	1,127	1,244	1,202
Provision for income taxes	293	307	333	363	265	322	372	364

Net income	$ 740	$ 797	$ 787	$ 844	$ 632	$ 805	$ 872	$ 838

Net income per share	$ 0.43	$ 0.46	$ 0.46	$ 0.49	$ 0.37	$ 0.47	$ 0.51	$ 0.49

Item 7A.         Quantitative and Qualitative Disclosure about Market Risk

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

The liquidity ratio (the level of liquid assets divided by total deposits plus short-term liabilities) was 19.3% at December 31, 2007 compared to 17.8% at December 31, 2006. These ratios are considered to be adequate by management.

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

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 17 shows the sensitivity of the Bank’s balance sheet on December 31, 2007. This table reflects the sensitivity of the balance sheet as of that specific date and is not necessarily indicative of the position on other dates. At December 31, 2006, the Bank appeared to be cumulatively asset-sensitive (interest-earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates). However, in the one year window liabilities subject to change in interest rates exceed assets subject to interest rate changes (non asset-sensitive).

Matching sensitive positions alone does not ensure the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

Table 17. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2007
	Maturities/Repricing

	1 to 3	4 to 12	13 to 60	Over 60
	Months	Months	Months	Months	Total
Interest-Earning Assets:
Federal funds sold	$ 24,637	$ -	$ -	$ -	$ 24,637
Investments	9,477	2,957	19,982	9,668	42,084
Loans	75,052	52,789	82,589	56,057	266,487
Total	$ 109,166	$ 55,746	$ 102,571	$ 65,725	$ 333,208

Interest-Bearing Liabilities:
NOW accounts	$ 20,422	$ -	$ -	$ -	$ 20,422
Money market	7,386	-	-	-	7,386
Savings	28,437	-	-	-	28,437
Time Deposits	48,146	108,784	51,368	-	208,298
Borrowings	10,000	-	10,000	-	20,000
Total	$ 114,391	$ 108,784	$ 61,368	$ -	$ 284,543

Interest sensitivity gap	$ (5,225)	$ (53,038)	$ 41,203	$ 65,725	$ 48,665
Cumulative interest
sensitivity gap	$ (5,225)	$ (58,263)	$ (17,060)	$ 48,665	$ 48,665
Ratio of sensitivity gap to
total earning assets	-1.6%	-15.9%	12.4%	19.7%	14.6%
Cumulative ratio of sensitivity
gap to total earning assets	-1.6%	-17.5%	-5.1%	14.6%	14.6%

The Company uses a number of tools to monitor its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods (as displayed in Table 17).

The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. Management evaluates the effect on net interest income and present value equity from gradual changes in rates of up to 300 basis points up or down over a 12-month period. Table 18 presents the Bank’s forecasts for changes in net income and market value of equity as of December 31, 2007.

Table 18. Interest Rate Risk (dollars in thousands)

Rate Shocked Net Interest Income and Market Value of Equity

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp

Net Interest Income:

Net interest income	$ 10,407	$ 10,976	$ 11,529	$ 12,126	$ 12,608	$ 13,050	$ 13,475
Change	$ (1,719)	$ (1,150)	$ (597)	$ -	$ 482	$ 924	$ 1,349
Change percentage	-14%	-9%	-5%		4%	8%	11%

Market Value of Equity	$ 37,023	$ 37,349	$ 37,199	$ 35,828	$ 35,594	$ 34,742	$ 33,289

Item 8.             Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) of Form 10-K, the following financial statements in the Company's 2007 Annual Report to Shareholders are incorporated herein by reference.

Independent Auditor's Report
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting.

To the Stockholders

Grayson Bankshares, Inc.

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor and approves decisions regarding the appointment or removal of the Company Auditor. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ Jacky K. Anderson	/s/ Blake M. Edwards
Jacky K. Anderson, President & CEO	Blake M. Edwards, CFO

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors,” (except for the information set forth under the headings, “Election of Directors—Security Ownership of Management” and “Election of Directors—Security Ownership of Certain Beneficial Owners“) and “Corporate Governance and the Board of Directors—Code of Ethics” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors--Security Ownership of Management” and “Election of Directors--Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Management” and “Corporate Governance and the Board of Directors—Independence of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Audit Information” (except for information set forth under the heading “Audit Information—Audit Committee Report”) in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(3). Exhibits:

	3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, File No. 0-30535.

	3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10, File No. 0-30535.

	13.1	2007 Annual Report to Shareholders.

	21.1	Subsidiary of the Company.

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(b)	Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYSON BANKSHARES, INC.

Date:	March 30, 2008	By:	/s/ Jacky K. Anderson
Jacky K. Anderson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacky K. Anderson	President and	March 30, 2008
Jacky K. Anderson	Chief Executive Officer
(Principal Executive Officer)

/s/ Blake M. Edwards, Jr.	Chief Financial Officer	March 30, 2008
Blake M. Edwards, Jr.	(Principal Financial and Accounting Officer)

/s/ Bryan L. Edwards	Director	March 30, 2008
Bryan L. Edwards

/s/ Dennis B. Gambill	Director	March 30, 2008
Dennis B. Gambill

/s/ Julian L. Givens	Director	March 30, 2008
Julian L. Givens

Director
Jack E. Guynn, Jr.

Director
Thomas M. Jackson, Jr.

	Director	March 30, 2008
/s/ Jean W. Lindsey
Jean W. Lindsey

Signature	Title	Date

/s/ Carl J. Richardson	Director	March 30, 2008
Carl J. Richardson

Director
Charles T. Sturgill

Director
J. David Vaughn

INDEX OF EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K.

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, File No. 0-30535.

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10, File No. 0-30535.

13.1	2007 Annual Report to Shareholders.

21.1	Subsidiary of the Company.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.