Form 10-Q
period 2008-03-31
GRAYSON BANKSHARES INC
filed 2008-05-15
CIK 883758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer  [ ]                 Accelerated filer  [ ]
   Non-accelerated filer  [ ]                   Smaller reporting company  |X|
(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   1,718,968 shares of Common Stock, par value
                $1.25 per share, outstanding as of May 13, 2008.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets-March 31, 2008 (Unaudited)
          and December 31, 2007 (Audited)                                      3

         Unaudited Consolidated Statements of Income-Three Months Ended
          March 31, 2008 and March 31, 2007                                    4

         Consolidated Statements of Changes in Stockholders' Equity-Three Months
          Ended March 31, 2008 (Unaudited) and Year Ended December 31, 2007
          (Audited)                                                            5

         Unaudited Consolidated Statements of Cash Flows-Three Months Ended
          March 31, 2008 and March 31, 2007                                    6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           15

Item 4T. Controls and Procedures                                              16

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

Signatures                                                                    18

                          Part I. Financial Information

Item 1.  Financial Statements


                                 Grayson Bankshares, Inc. and Subsidiary
                                       Consolidated Balance Sheets
                                   March 31, 2008 and December 31, 2007
----------------------------------------------------------------------------------------------------------

                                                                                    March 31,          December 31,
Assets                                                                                2008                 2007
------                                                                                ----                 ----
                                                                                   (Unaudited)          (Audited)

Cash and due from banks                                                         $    11,167,886    $     10,746,139
Federal funds sold                                                                   24,417,231          24,637,131
Investment securities available for sale                                             37,626,335          38,429,328
Investment securities held to maturity
  (fair value approximately $3,113,352 at March 31, 2008,
  and $3,064,241 at December 31, 2007)                                                3,019,825           3,014,048
Restricted equity securities                                                          1,129,850           1,129,850
Loans, net of allowance for loan losses of $2,758,136
  at March 31, 2008 and $2,757,745 at December 31, 2007                             263,126,191         263,729,116
Cash value of life insurance                                                          7,679,853           5,598,853
Foreclosed assets                                                                       235,000             160,000
Property and equipment, net                                                           8,706,826           8,485,058
Accrued income                                                                        3,036,917           2,996,261
Other assets                                                                          2,230,320           2,560,615
                                                                                      ---------           ---------
                                                                                $   362,376,234    $    361,486,399
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Deposits
   Noninterest-bearing                                                          $    44,507,209    $     44,630,854
   Interest-bearing                                                                 265,391,906         264,542,840
                                                                                    -----------         -----------
     Total deposits                                                                 309,899,115         309,173,694

Long-term debt                                                                       20,000,000          20,000,000
Accrued interest payable                                                                995,538             536,393
Other liabilities                                                                       584,419           1,485,439
                                                                                        -------           ---------
                                                                                    331,479,072         331,195,526
                                                                                    -----------         -----------

Commitments and contingencies                                                                 -                   -

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 2,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding                                                                        2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    29,356,353          29,026,036
Accumulated other comprehensive loss                                                 (1,129,526)         (1,405,498)
                                                                                     ----------          ----------
                                                                                     30,897,162          30,290,873
                                                                                     ----------          ----------
                                                                                $   362,376,234    $    361,486,399
                                                                                ===============    ================


See Notes to Consolidated Financial Statements.


                                 Grayson Bankshares, Inc. and Subsidiary
                                    Consolidated Statements of Income
                            For the Three Months ended March 31, 2008 and 2007
----------------------------------------------------------------------------------------------------------


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2008              2007
                                                                                        ----              ----
Interest income:                                                                     (Unaudited)       (Unaudited)

   Loans and fees on loans                                                          $   5,089,085    $    4,888,810
   Federal funds sold                                                                     173,453           178,202
   Investment securities:
     Taxable                                                                              354,338           336,220
     Exempt from federal income tax                                                       122,640            94,289
                                                                                          -------            ------
                                                                                        5,739,516         5,497,521
                                                                                        ---------         ---------

Interest expense:
   Deposits                                                                             2,634,434         2,480,351
   Interest on borrowings                                                                 213,000           140,774
                                                                                          -------           -------
                                                                                        2,847,434         2,621,125
                                                                                        ---------         ---------
         Net interest income                                                            2,892,082         2,876,396

Provision for loan losses                                                                  75,000            60,000
                                                                                           ------            ------
   Net interest income after
     provision for loan losses                                                          2,817,082         2,816,396
                                                                                        ---------         ---------

Noninterest income:
   Service charges on deposit accounts                                                    217,524           118,180
   Increase in cash value of life insurance                                                81,000            55,500
   Net realized gains (losses) on securities                                               15,847              (223)
   Other income                                                                           168,057           400,232
                                                                                          -------           -------
                                                                                          482,428           573,689
                                                                                          -------           -------

Noninterest expense:
   Salaries and employee benefits                                                       1,432,077         1,379,043
   Occupancy expense                                                                       88,707            87,328
   Equipment expense                                                                      210,962           200,444
   Other expense                                                                          605,464           516,808
                                                                                          -------           -------
                                                                                        2,337,210         2,183,623
                                                                                        ---------         ---------
         Income before income taxes                                                       962,300         1,206,462

Income tax expense                                                                        271,000           362,500
                                                                                          -------           -------
         Net income                                                                 $     691,300    $      843,962
                                                                                    -------------    --------------

Basic earnings per share                                                            $        0.40    $         0.49
                                                                                    -------------    --------------
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                        ---------         ---------
Dividends declared per share                                                        $        0.21    $         0.20
                                                                                    =============    ==============





See Notes to Consolidated Financial Statements.



                                 Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Changes in Stockholders' Equity
   For the Three Months ended March 31, 2008 (unaudited) and the Year ended December 31, 2007 (audited)
----------------------------------------------------------------------------------------------------------


                                                                                           Accumulated
                                                                                              Other
                                       Common Stock                         Retained      Comprehensive
                                    Shares       Amount       Surplus       Earnings      Income (Loss)       Total


Balance, December 31, 2006         1,718,968   $ 2,148,710  $   521,625  $  27,336,848  $     (1,703,014)  $ 28,304,169

Comprehensive income
  Net income                               -             -            -      3,167,501                 -      3,167,501
  Net change in pension reserve
   net of income taxes of $156,273         -             -            -              -           303,354        303,354
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of ($6,191)          -             -            -              -           (12,018)       (12,018)
  Reclassification adjustment,
   net of income taxes of $3,184           -             -            -              -             6,180          6,180
                                                                                                                 ------
Total comprehensive income                                                                                    3,465,017

  Dividends paid
   ($.86 per share)                        -             -            -     (1,478,313)                -     (1,478,313)
                                   ---------   -----------  -----------  -------------  ----------------   ------------
Balance, December 31, 2007         1,718,968   $ 2,148,710  $   521,625  $  29,026,036  $     (1,405,498)  $ 30,290,873

Comprehensive income
  Net income                               -             -            -        691,300                 -        691,300
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of  $136,779         -             -            -              -           265,513        265,513
  Reclassification adjustment,
   net of income taxes of $5,388           -             -            -              -            10,459         10,459
Total comprehensive income                                                                                      967,272

  Dividends paid
   ($.21 per share)                        -             -            -       (360,983)                -       (360,983)
                                   ---------   -----------  -----------  -------------  ----------------   ------------
Balance, March 31, 2008            1,718,968   $ 2,148,710  $   521,625  $  29,356,353  $     (1,129,526)   $ 30,897,162
               === ====            =========   ===========  ===========  =============  ================    ============










See Notes to Consolidated Financial Statements.


                                 Grayson Bankshares, Inc. and Subsidiary
                                  Consolidated Statements of Cash Flows
                            For the Three Months ended March 31, 2008 and 2007
----------------------------------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2008              2007
                                                                                        ----              ----
                                                                                     (Unaudited)       (Unaudited)

Cash flows from operating activities:
   Net income                                                                       $     691,300    $      843,962
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      193,500           187,500
       Provision for loan losses                                                           75,000            60,000
       Deferred income taxes                                                              302,000           (16,000)
       Net realized (gains) losses on securities                                          (15,847)              223
       Accretion of discount on securities, net of
         amortization of premiums                                                         (10,894)          (13,415)
       Deferred compensation                                                              (11,842)           (1,718)
       Net realized gain on foreclosed assets                                                   -           (48,722)
       Changes in assets and liabilities:
         Cash value of life insurance                                                     (81,000)          (55,500)
         Accrued income                                                                   (40,656)          112,363
         Other assets                                                                    (113,872)         (241,695)
         Accrued interest payable                                                         459,145           337,127
         Other liabilities                                                               (889,178)          572,514
                                                                                         --------           -------
           Net cash provided by operating activities                                      557,656         1,736,639
                                                                                          -------         ---------

Cash flows from investing activities:
   Net decrease in federal funds sold                                                     219,900         6,400,469
   Purchases of investment securities                                                 (15,538,660)       (6,120,254)
   Maturities of investment securities                                                 16,780,756         8,651,673
   Sales of restricted equity securities                                                        -           457,600
   Net (increase) decrease in loans                                                       452,925        (8,148,578)
   Proceeds from the sale of foreclosed assets                                                  -           108,722
   Purchases of bank-owned life insurance                                              (2,000,000)                -
   Purchases of property and equipment, net of sales                                     (415,268)         (473,446)
                                                                                         --------          --------
           Net cash provided by (used in) investing activities                           (500,347)          876,186
                                                                                         --------           -------

Cash flows from financing activities:
   Net increase in deposits                                                               725,421         6,900,247
   Dividends paid                                                                        (360,983)         (343,796)
   Net decrease in long-term debt                                                               -       (10,000,000)
                                                                                           ------       -----------
           Net cash provided by (used in) by financing activities                         364,438        (3,443,549)
                                                                                          -------        ----------
           Net increase (decrease) in cash and cash equivalents                           421,747          (830,724)

Cash and cash equivalents, beginning                                                   10,746,139        10,120,984
                                                                                       ----------        ----------
Cash and cash equivalents, ending                                                   $  11,167,886    $    9,290,260
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   2,388,289    $    2,283,998
                                                                                    =============    ==============
   Taxes paid                                                                       $           -    $            -
                                                                                    =============    ==============
Supplemental disclosure of noncash investing activities:
   Transfers of loans to foreclosed properties                                      $      75,000    $            -
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

The consolidated financial statements as of March 31, 2008 and for the periods ended March 31, 2008 and 2007 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2007, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,825,000 and $2,775,000 for the periods including March 31, 2008 and December 31, 2007, respectively.

Note 3.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2008 and 2007.

                                                      2008              2007
                                                      ----              ----

Balance, beginning                                $ 2,757,745       $ 2,901,997
Provision charged to expense                           75,000            60,000
Recoveries of amounts charged off                      22,962            10,956
Amounts charged off                                   (97,571)         (111,165)
                                                      -------          --------
Balance, ending                                   $ 2,758,136       $ 2,861,788
                                                  ===========       ===========

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

Note 4.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2008 and 2007 follows:

                                                       2008              2007
                                                       ----              ----

Tax at statutory federal rate                       $ 327,182         $ 410,197
Tax exempt interest income                            (47,089)          (39,601)
Other tax exempt income                               (31,225)          (22,554)
Other                                                  22,132            14,458
                                                       ------            ------
                                                    $ 271,000         $ 362,500
                                                    =========         =========
Note 5.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2008 and 2007.

                                                          2008           2007
                                                          ----           ----

Service cost                                           $  97,895      $  96,914
Interest cost                                             91,974         89,458
Expected return on plan assets                          (110,609)       (91,772)
Amortization of net obligation at transition                  (9)            (9)
Amortization of prior service cost                         2,516          2,516
Amortization of net (gain) or loss                        12,932         19,443
                                                          ------         ------
Net periodic benefit cost                              $  94,699      $ 116,550
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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at March 31, 2008 and 2007 is as follows:

                                                     2008               2007
                                                     ----               ----

Commitments to extend credit                      $19,366,161        $20,438,947
Standby letters of credit                                --                 --
                                                  -----------        -----------
                                                  $19,366,161        $20,438,947
                                                  ===========        ===========

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

Note 7.  Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as foreclosed assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

          Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

          Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

          Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 7.  Fair Value, continued

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan, " (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of March 31, 2008, or December 31, 2007.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

March 31, 2008                                      Total            Level 1          Level 2           Level 3
--------------                                      -----            -------          -------           -------

   Investment securities available for sale    $    37,626,335  $              -  $    37,626,335  $              -
   Derivative assets                                         -                 -                -                 -
                                               ---------------  ----------------  ---------------  ----------------
          Total assets at fair value           $    37,626,335  $              -  $    37,626,335  $              -
                                               ===============  ================  ===============  ================

   Derivative liabilities                                    -                 -                -                 -
                                               ---------------  ----------------  ---------------  ----------------
         Total liabilities at fair value       $             -  $              -  $             -  $              -
                                               ===============  ================  ===============  ================


                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 7.  Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principals. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets and liabilities measured at fair value on a nonrecurring basis are included in the table below.

March 31, 2008                                      Total            Level 1          Level 2           Level 3
                                               ---------------  ----------------  ---------------  ----------------

   Loans                                       $     1,092,752  $              -  $     1,092,752  $              -
   Foreclosed assets                                   235,000                 -          235,000                 -
                                               ---------------  ----------------  ---------------  ----------------
          Total assets at fair value           $     1,327,752  $              -  $     1,327,752  $              -
                                               ===============  ================  ===============  ================

          Total liabilities at fair value      $             -  $              -  $             -  $              -
                                               ===============  ================  ===============  ================

Note 8.  Emerging Issues Task Force (EITF) 06-10

In March 2007, the FASB ratified the consensuses reached by the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force relating to EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" (EITF 06-10). EITF 06-10 states that entities with collateral split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (if in substance a postretirement benefit plan exists). The Company evaluated the impact of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings. Because the Bank has a limited number of split-dollar life insurance arrangements in effect, all of which are term-based arrangements expiring between the years 2009 and 2013, the Company determined that the liability for future benefits was not significant.

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

Critical Accounting Policies

For a discussion of the Company's critical accounting policies, including its allowance for loan losses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Total interest income increased by $241,995 for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, while interest expense on deposits and other borrowings increased by $226,309 over the same period. The increase in interest income was attributable primarily to an increase in average loans outstanding. Growth in interest-earning assets was partially offset by recent reductions in interest rates which led to immediate decreases in federal funds interest as well as interest on loans indexed to the prime lending rate. The increase in interest expense was due to growth in deposits and to the migration of funds by customers from lower-yielding transaction accounts to higher-yielding time deposits. The aforementioned decrease in interest rates did not have as great an impact on interest expense as deposits have not repriced as quickly as loans and federal funds sold, thus leading to a decrease in the bank's net interest margin. The result was a slight increase in net interest income of $15,686 or 0.55% in the first quarter of 2008 compared to the same period last year.

The provision for loan losses was $75,000 for the quarter ended March 31, 2008 and $60,000 for the same period in 2007. The reserve for loan losses at March 31, 2008 was approximately 1.04% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate.

Noninterest income was $482,428 in the first quarter of 2008 compared to $573,689 in the first quarter of 2007. Service charges on deposit accounts increased by $99,344, or 84.06% due to the introduction of an overdraft privilege program in the second quarter of 2007. However, other income decreased by $232,175 due to the recognition in March 2007 of earnings of approximately $191,000 from the Bank's investment in a Small Business Investment Company.

Noninterest expenses increased by $153,587, or 7.03%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The increase came as a result of normal increases in salaries, benefits and other operating expenses.

The decreases in net interest margin and noninterest income combined with the increase in noninterest expenses led to a decrease in net income before taxes of $244,162, for the quarter ended March 31, 2008, compared to the same quarter in 2007. Income tax expense decreased accordingly from $362,500 for the first quarter of 2007 to $271,000 for the first quarter of 2008 resulting in a decrease in net income of $152,662, to $691,300, for the quarter compared to $843,962 for the same period last year.

Financial Condition

Total assets increased by $889,835, or 0.25%, from December 31, 2007 to March 31, 2008. Net loans decreased by $602,925, federal funds sold decreased by $219,900 and investment securities decreased by $797,216. The cash value of life insurance increased as the Bank made an additional investment of $2,000,000 in bank-owned life insurance during the quarter.

                          Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Total deposits increased by $725,421, or 0.23%, from December 31, 2007 to March 31, 2008. The slower deposit growth came as management sought to lower deposit rates in conjunction with the decreases in rates on loans and federal funds sold. The decrease in other liabilities was attributable to the Bank's contribution of $949,743 to the employee defined benefit pension plan.

Shareholders' equity totaled $30,897,162 at March 31, 2008 compared to $30,290,873 at December 31, 2007. The $606,289 increase was the result of earnings for the three months combined with an increase in the market value of securities classified as available for sale of $275,972, less the payment of dividends of $360,983.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well-capitalized.

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Federal fund lines available from correspondent banks totaled $18,400,000 at March 31, 2008. No balances were outstanding on these lines at March 31, 2008 or December 31, 2007. Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank's 1 to 4 family residential real estate loans, totaled $10,000,000 at March 31, 2008 and December 31, 2007. Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of March 31, 2008, and December 31, 2007. The unused credit line from the Federal Home Loan Bank as of March 31, 2008 is approximately $44,100,000.

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

                          Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Forward-Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information on known and unknown risks, see the "Caution About Forward Looking Statements" section in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

                          Part I. Financial Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

--------------------------------------------------------------------------------

Not applicable to smaller reporting companies.

                          Part I. Financial Information

Item 4T.  Controls and Procedures

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

Item 1A. Risk Factors

         Not applicable to smaller reporting companies.

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



                                     GRAYSON BANKSHARES, INC.




Date: May 15, 2008                   By:  /s/ Jacky K. Anderson
                                          Jacky K. Anderson
                                          President and Chief Executive Officer



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