Form 10-Q
period 2008-06-30
GRAYSON BANKSHARES INC
filed 2008-08-14
CIK 883758

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

                                   For the quarterly period ended June 30, 2008

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

Large accelerated filer  [ ]                                                    Accelerated filer  [ ]
Non-accelerated filer  [ ] (Do not check if smaller reporting company)         Smaller reporting company  |X|


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  [ ]    No  |X|


         Indicate the number of shares  outstanding  of each of the  issuer's  classes of common  stock,  as of the latest practicable date:

                                    1,718,968 shares of Common Stock, par value
                                $1.25 per share, outstanding as of August 13, 2008.

                                                 TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--June 30, 2008
          and December 31, 2007                                                                         3

         Unaudited Consolidated Statements of Income--Six Months Ended
          June 30, 2008 and June 30, 2007                                                               4

         Unaudited Consolidated Statements of Income--Three Months Ended
                 June 30, 2008 and June 30, 2007                                                        5

         Consolidated Statements of Changes in Stockholders' Equity--Six Months
          Ended June 30, 2008 (Unaudited) and Year Ended December 31, 2007 (Audited)                    6

         Unaudited Consolidated Statements of Cash Flows--Six Months Ended
          June 30, 2008 and June 30, 2007                                                               7

         Notes to Consolidated Financial Statements                                                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                     16

Item 4.  Controls and Procedures                                                                        17

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                    18

Item 3.  Defaults Upon Senior Securities                                                                18

Item 4.  Submission of Matters to a Vote of Security Holders                                            18

Item 5.  Other Information                                                                              18

Item 6.  Exhibits                                                                                       18

Signatures                                                                                              19



                                            Part I. Financial Information

Item 1.  Financial Statements


                                      Grayson Bankshares, Inc. and Subsidiary
                                            Consolidated Balance Sheets
                                        June 30, 2008 and December 31, 2007
-------------------------------------------------------------------------------------------------------------------

                                                                                    June 30,          December 31,
Assets                                                                                2008               2007
                                                                                ---------------    ----------------
                                                                                   (Unaudited)         (Audited)
Cash and due from banks                                                         $    10,672,764    $     10,746,139
Federal funds sold                                                                   11,850,899          24,637,131
Investment securities available for sale                                             48,227,386          38,429,328
Investment securities held to maturity
  (fair value approximately $3,069,217 at June 30, 2008,
  and $3,064,241 at December 31, 2007)                                                3,025,616           3,014,048
Restricted equity securities                                                          1,404,750           1,129,850
Loans, net of allowance for loan losses of $2,789,755
  at June 30, 2008 and $2,757,745 at December 31, 2007                              269,331,490         263,729,116
Cash value of life insurance                                                          7,583,952           5,598,853
Foreclosed assets                                                                       100,000             160,000
Property and equipment, net                                                           9,133,192           8,485,058
Accrued income                                                                        3,477,017           2,996,261
Other assets                                                                          2,818,483           2,560,615
                                                                                ---------------    ----------------
                                                                                $   367,625,549    $    361,486,399
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Deposits
   Noninterest-bearing                                                          $    43,542,588    $     44,630,854
   Interest-bearing                                                                 267,606,274         264,542,840
                                                                                ---------------    ----------------
     Total deposits                                                                 311,148,862         309,173,694

Long-term debt                                                                       25,000,000          20,000,000
Accrued interest payable                                                                594,193             536,393
Other liabilities                                                                       522,940           1,485,439
                                                                                ---------------    ----------------
                                                                                    337,265,995         331,195,526
                                                                                ---------------    ----------------

Commitments and contingencies                                                                 -                   -

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 2,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding                                                                        2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    29,647,374          29,026,036
Accumulated other comprehensive loss                                                 (1,958,155)         (1,405,498)
                                                                                ---------------    ----------------
                                                                                     30,359,554          30,290,873
                                                                                ---------------    ----------------
                                                                                $   367,625,549    $    361,486,399
                                                                                ===============    ================





See Notes to Consolidated Financial Statements.



                                      Grayson Bankshares, Inc. and Subsidiary
                                         Consolidated Statements of Income
                                  For the Six Months ended June 30, 2008 and 2007
-------------------------------------------------------------------------------------------------------------------


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                        2008              2007
                                                                                    -------------    --------------
Interest income:                                                                     (Unaudited)       (Unaudited)
   Loans and fees on loans                                                          $   9,882,500    $   10,065,117
   Federal funds sold                                                                     258,758           349,775
   Investment securities:
     Taxable                                                                              833,049           653,675
     Exempt from federal income tax                                                       242,904           206,108
                                                                                    -------------    --------------
                                                                                       11,217,211        11,274,675
                                                                                    -------------    --------------

Interest expense:
   Deposits                                                                             5,046,566         5,062,314
   Interest on borrowings                                                                 463,000           256,562
                                                                                    -------------    --------------
                                                                                        5,509,566         5,318,876
                                                                                    -------------    --------------
         Net interest income                                                            5,707,645         5,955,799

Provision for loan losses                                                                 200,000           135,000
                                                                                    -------------    --------------
  Net interest income after
     provision for loan losses                                                          5,507,645         5,820,799
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                    459,483           342,762
   Increase in cash value of life insurance                                               156,000           111,000
   Net realized gains (losses) on securities                                               15,717            (9,982)
   Other income                                                                           451,657           563,715
                                                                                    -------------    --------------
                                                                                        1,082,857         1,007,495
                                                                                    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                                       2,925,720         2,801,094
   Occupancy expense                                                                      181,035           177,438
   Equipment expense                                                                      451,340           420,107
   Other expense                                                                        1,222,102         1,102,763
                                                                                    -------------    --------------
                                                                                        4,780,197         4,501,402
                                                                                    -------------    --------------
         Income before income taxes                                                     1,810,305         2,326,892

Income tax expense                                                                        467,000           696,000
                                                                                    -------------    --------------
         Net income                                                                 $   1,343,305    $    1,630,892
                                                                                    =============    ==============

Basic earnings per share                                                            $        0.78    $         0.95
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============
Dividends declared per share                                                        $        0.42    $         0.40
                                                                                    =============    ==============









See Notes to Consolidated Financial Statements.






                                      Grayson Bankshares, Inc. and Subsidiary
                                         Consolidated Statements of Income
                                 For the Three Months ended June 30, 2008 and 2007
-------------------------------------------------------------------------------------------------------------------


                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                        2008             2007
                                                                                    -------------    --------------
Interest income:                                                                     (Unaudited)      (Unaudited)
   Loans and fees on loans                                                          $   4,793,415    $    5,176,307
   Federal funds sold                                                                      85,305           171,573
   Investment securities:
     Taxable                                                                              478,711           317,455
     Exempt from federal income tax                                                       120,264           111,819
                                                                                    -------------    --------------
                                                                                        5,477,695         5,777,154
                                                                                    -------------    --------------

Interest expense:
   Deposits                                                                             2,412,132         2,581,963
   Interest on borrowings                                                                 250,000           115,788
                                                                                    -------------    --------------
                                                                                        2,662,132         2,697,751
                                                                                    -------------    --------------
         Net interest income                                                            2,815,563         3,079,403

Provision for loan losses                                                                 125,000            75,000
                                                                                    -------------    --------------
   Net interest income after
     provision for loan losses                                                          2,690,563         3,004,403
                                                                                    -------------    --------------

Noninterest income:
   Service charges on deposit accounts                                                    241,959           224,582
   Increase in cash value of life insurance                                                75,000            55,500
   Net realized gains (losses) on securities                                                 (130)           (9,759)
   Other income                                                                           283,600           163,483
                                                                                    -------------    --------------
                                                                                          600,429           433,806
                                                                                    -------------    --------------

Noninterest expense:
   Salaries and employee benefits                                                       1,493,643         1,422,051
   Occupancy expense                                                                       92,328            90,110
   Equipment expense                                                                      240,378           219,663
   Other expense                                                                          616,638           585,955
                                                                                    -------------    --------------
                                                                                        2,442,987         2,317,779
                                                                                    -------------    --------------
         Income before income taxes                                                       848,005         1,120,430

Income tax expense                                                                        196,000           333,500
                                                                                    -------------    --------------
         Net income                                                                 $     652,005    $      786,930
                                                                                    =============    ==============

Basic earnings per share                                                            $        0.38    $         0.46
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============
Dividends declared per share                                                        $        0.21    $         0.20
                                                                                    =============    ==============









See Notes to Consolidated Financial Statements.






                                      Grayson Bankshares, Inc. and Subsidiary
                                  Consolidated Statements of Stockholders' Equity
         For the Six Months ended June 30, 2008 (unaudited) and the Year ended December 31, 2007 (audited)
-------------------------------------------------------------------------------------------------------------------


                                                                                           Accumulated
                                                                                              Other
                                       Common Stock                         Retained      Comprehensive
                                    Shares       Amount       Surplus       Earnings      Income (Loss)       Total
                                  ----------   -----------  -----------  -------------  ----------------  -------------
Balance, December 31, 2006         1,718,968   $ 2,148,710  $   521,625  $  27,336,848  $     (1,703,014) $  28,304,169

Comprehensive income
  Net income                               -             -            -      3,167,501                 -      3,167,501
  Net change in pension reserve
   net of income taxes of $156,273         -             -            -              -           303,354        303,354
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of ($6,191)          -             -            -              -           (12,018)       (12,018)
  Reclassification adjustment,
   net of income taxes of $3,184           -             -            -              -             6,180          6,180
                                                                                                          -------------
Total comprehensive income                                                                                    3,465,017

  Dividends paid
   ($.86 per share)                        -             -            -     (1,478,313)                -     (1,478,313)
                                   ---------   -----------  -----------  -------------  ----------------  -------------
Balance, December 31, 2007         1,718,968   $ 2,148,710  $   521,625  $  29,026,036  $     (1,405,498) $  30,290,873

Comprehensive income
  Net income                               -             -            -      1,343,305                 -      1,343,305
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of ($290,046)        -             -            -              -          (563,030)      (563,030)
  Reclassification adjustment,
   net of income taxes of $5,344           -             -            -              -            10,373         10,373
                                                                                                          -------------
Total comprehensive income                                                                                      790,648

  Dividends paid
   ($.42 per share)                        -             -            -       (721,967)                -       (721,967)
                                   ---------   -----------  -----------  -------------  ----------------  -------------
Balance, June 30, 2008             1,718,968   $ 2,148,710  $   521,625  $  29,647,374  $     (1,958,155) $  30,359,554
                                   =========   ===========  ===========  =============  ================  =============














See Notes to Consolidated Financial Statements.



                                      Grayson Bankshares, Inc. and Subsidiary
                                       Consolidated Statements of Cash Flows
                                  For the Six Months ended June 30, 2008 and 2007
-------------------------------------------------------------------------------------------------------------------

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        2008              2007
                                                                                    -------------    --------------
                                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $   1,343,305    $    1,630,892
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      387,000           375,000
       Provision for loan losses                                                          200,000           135,000
       Deferred income taxes                                                              269,000           258,000
       Net realized (gains) losses on securities                                          (15,716)            9,982
       Accretion of discount on securities, net of
         amortization of premiums                                                          (7,400)          (24,563)
       Deferred compensation                                                              (25,336)           (5,086)
       Net realized gain on foreclosed assets                                             (21,926)          (48,722)
       Life insurance income                                                             (119,902)                -
       Changes in assets and liabilities:
         Cash value of life insurance                                                    (156,000)         (111,000)
         Accrued income                                                                  (480,756)         (281,119)
         Other assets                                                                    (242,166)         (254,528)
         Accrued interest payable                                                          57,800          (115,951)
         Other liabilities                                                               (937,163)         (758,766)
                                                                                    -------------    --------------
           Net cash provided by operating activities                                      250,740           809,139
                                                                                    -------------    --------------

Cash flows from investing activities:
   Net decrease in federal funds sold                                                  12,786,232         7,923,582
   Purchases of investment securities                                                 (28,236,274)       (8,090,240)
   Sales of investment securities                                                               -         1,982,500
   Maturities of investment securities                                                 17,612,405         9,277,353
   (Purchases) sales of restricted equity securities                                     (274,900)          457,600
   Net increase in loans                                                               (5,977,374)      (12,051,769)
   Purchases of bank-owned life insurance                                              (2,000,000)                -
   Proceeds from life insurance contracts                                                 290,803                 -
   Proceeds from the sale of foreclosed assets                                            256,926           108,722
   Purchases of property and equipment, net of sales                                   (1,035,134)         (580,725)
                                                                                    -------------    --------------
           Net cash used in investing activities                                       (6,577,316)         (972,977)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Net increase in deposits                                                             1,975,168        11,934,024
   Dividends paid                                                                        (721,967)         (687,587)
   Net increase (decrease) in long-term debt                                            5,000,000       (10,000,000)
                                                                                    -------------    --------------
           Net cash provided by financing activities                                    6,253,201         1,246,437
                                                                                    -------------    --------------
           Net increase (decrease) in cash and cash equivalents                           (73,375)        1,082,599

Cash and cash equivalents, beginning                                                   10,746,139        10,120,984
                                                                                    -------------    --------------
Cash and cash equivalents, ending                                                   $  10,672,764    $   11,203,583
                                                                                    =============    ==============

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   5,451,766    $    5,434,827
                                                                                    =============    ==============
   Taxes paid                                                                       $     130,000    $      364,468
                                                                                    =============    ==============
   Transfers of loans to foreclosed properties                                      $     175,000    $            -
                                                                                    =============    ==============


See Notes to Consolidated Financial Statements.



                                      Grayson Bankshares, Inc. and Subsidiary
                                    Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------------------------------------------

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

The  consolidated  financial  statements  as of June 30,  2008 and for the  periods  ended  June 30,  2008 and 2007 included  herein have been prepared by the Company  without  audit,  pursuant to the rules and  regulations  of the
Securities  and  Exchange  Commission.  In the opinion of  management,  the  information  furnished  in the interim consolidated  financial statements reflects all adjustments necessary to present fairly the Company's  consolidated financial  position,  results of  operations,  changes  in  stockholders'  equity  and cash flows for such  interim periods.  Management  believes  that all  interim  period  adjustments  are of a  normal  recurring  nature.  These consolidated  financial  statements should be read in conjunction with the Company's  audited financial  statements and the notes  thereto as of December  31,  2007,  included  in the  Company's  Annual  Report on Form 10-K for the
fiscal year ended  December 31, 2007.  The results of operations for the  three-month  and six-month  periods ended
June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Restrictions on Cash

To comply with banking  regulations,  the Bank is required to maintain certain average cash reserve  balances.  The daily average cash reserve  requirement was approximately  $2,825,000 and $2,775,000 for the periods including June
30, 2008 and December 31, 2007, respectively.

Note 3.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2008 and 2007.

                                                                                        2008              2007
                                                                                    -------------    --------------

Balance, beginning                                                                  $   2,757,745    $    2,901,997
Provision charged to expense                                                              200,000           135,000
Recoveries of amounts charged off                                                         162,911            46,358
Amounts charged off                                                                      (330,901)         (139,585)
                                                                                    -------------    --------------
Balance, ending                                                                     $   2,789,755    $    2,943,770
                                                                                    =============    ==============










                                      Grayson Bankshares, Inc. and Subsidiary
                                    Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------------------------------------------

Note 4.  Income Taxes

A  reconciliation  of income tax expense  computed at the statutory  federal  income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2008 and 2007 follows:

                                                                                        2008              2007
                                                                                    -------------    --------------

Tax at statutory federal rate                                                       $     615,504    $      791,143
Tax exempt interest income                                                                (99,947)          (84,899)
Other tax exempt income                                                                   (93,807)          (43,192)
Other                                                                                      45,250            32,948
                                                                                    -------------    --------------
                                                                                    $     467,000    $      696,000
                                                                                    =============    ==============

Note 5.  Employee Benefit Plan

The Bank has a  qualified  noncontributory  defined  benefit  pension  plan that  covers  substantially  all of its employees.  The benefits are primarily  based on years of service and  earnings.  The following is a summary of net periodic pension costs for the six-month periods ended June 30, 2008 and 2007.

                                                                                        2008              2007
                                                                                     -------------    --------------

Service cost                                                                        $     195,790    $      193,828
Interest cost                                                                             183,948           178,916
Expected return on plan assets                                                           (221,218)         (183,544)
Amortization of net obligation at transition                                                  (18)              (18)
Amortization of prior service cost                                                          5,032             5,032
Amortization of net (gain) or loss                                                         25,864            38,886
                                                                                    -------------    --------------
Net periodic benefit cost                                                           $     189,398    $      233,100
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

The Bank's exposure to credit loss in the event of  nonperformance  by the other party to the financial  instrument for commitments to extend credit and standby  letters of credit is represented by the  contractual  amount of those instruments.  The Bank uses the same credit  policies in making  commitments  and  conditional  obligations  as for on-balance-sheet instruments.  A summary of the Bank's commitments at June 30, 2008 and 2007 is as follows:

                                                                                        2008              2007
                                                                                    -------------    --------------

Commitments to extend credit                                                        $  18,938,289    $   20,959,836
Standby letters of credit                                                                       -                 -
                                                                                    -------------    --------------
                                                                                    $  18,938,289    $   20,959,836
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







                                      Grayson Bankshares, Inc. and Subsidiary
                                    Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------------------------------------------

Note 6.  Commitments and Contingencies, continued

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











                                      Grayson Bankshares, Inc. and Subsidiary
                                    Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------------------------------------------

Note 7.  Fair Value, continued

Loans

The  Company  does not record  loans at fair value on a  recurring  basis.  However,  from time to time,  a loan is considered  impaired and an allowance for loan losses is  established.  Loans for which it is probable that payment of interest and  principal  will not be made in accordance  with the  contractual  terms of the loan  agreement are considered  impaired.  Once a loan is  identified  as  individually  impaired,  management  measures  impairment in accordance  with SFAS 114,  "Accounting  by Creditors  for  Impairment  of a Loan, " (SFAS 114).  The fair value of impaired loans is estimated  using one of several  methods,  including  collateral  value,  market value of similar debt,  enterprise  value,  liquidation  value and  discounted  cash flows.  Those  impaired  loans not requiring an allowance  represent  loans for which the fair value of the expected  repayments or collateral  exceed the recorded investments in such loans.  At June 30, 2008,  substantially  all of the total impaired loans were evaluated  based on the fair  value of the  collateral.  In  accordance  with  SFAS  157,  impaired  loans  where  an  allowance  is established  based on the fair value of collateral  require  classification  in the fair value hierarchy.  When the fair value of the  collateral  is based on an observable  market price or a current  appraised  value,  the Company records  the  impaired  loan as  nonrecurring  Level 2. When an  appraised  value is not  available  or  management determines  the fair  value of the  collateral  is  further  impaired  below  the  appraised  value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative  instruments held or issued by the Company for risk management  purposes are traded in  over-the-counter markets where quoted market prices are not readily  available.  Management  engages  third-party  intermediaries to determine the fair market value of these  derivative  instruments  and  classifies  these  instruments  as Level 2.
Examples of Level 2 derivatives are interest rate swaps,  caps and floors.  No derivative  instruments were held as of June 30, 2008, or December 31, 2007.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

June 30, 2008                                       Total            Level 1          Level 2           Level 3
                                               ---------------  ---------------   ---------------  ----------------

   Investment securities available for sale    $    48,227,386  $              -  $    48,227,386  $              -
   Derivative assets                                         -                 -                -                 -
                                                --------------  ----------------  ---------------  ----------------
          Total assets at fair value           $    48,227,386  $              -  $    48,227,386  $              -
                                               ===============  ================  ===============  ================
   Derivative liabilities                                    -                 -                -                 -
                                               ---------------  ----------------  ---------------  ----------------
         Total liabilities at fair value       $             -  $              -  $             -  $              -
                                               ===============  ================  ===============  ================










                                      Grayson Bankshares, Inc. and Subsidiary
                                    Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------------------------------------------

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

June 30, 2008                                       Total            Level 1          Level 2           Level 3
                                               --------------   ---------------   ---------------  ----------------
   Loans                                       $       572,283  $              -  $       572,283  $              -
   Foreclosed assets                                   100,000                 -          100,000                 -
                                               ---------------   ---------------  ---------------  ----------------
          Total assets at fair value           $       672,283  $              -  $       672,283  $              -
                                               ===============  ===============   ===============  ================
          Total liabilities at fair value      $             -  $              -  $             -  $              -
                                               ===============  ===============   ===============  ================

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

Note 9.   Subsequent Event

On August 11, 2008,  S&P downgraded  the credit rating of the Federal Home Loan Mortgage  Corporation  (FHLMC) to a
rating of A and they remained on a negative  credit watch.  Due to this  downgrade,  the valuation of our preferred stock in FHLMC has been reduced  significantly.  Management  is assessing  this change in  circumstances  for other than temporary impairment.























                                           Part I. Financial Information

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------------------------------------------

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

Results of Operations

Total  interest  income  decreased by $299,459 for the quarter  ended June 30, 2008  compared to the quarter  ended
June 30,  2007,  while  interest  expense on  deposits  and other  borrowings  decreased  by $35,619  over the same period.  The  decrease in interest  income was  attributable  primarily  to  decreases  in  interest  rates.  Since
September  2007,  the Federal  Reserve  has lowered its target  overnight  borrowing  rate by 3.25%,  resulting  in immediate  reductions  in federal  funds  interest as well as interest on loans  indexed to the prime lending rate.
The decrease in interest  rates did not have as great an impact on interest  expense as deposits  have not repriced as quickly as loans and  federal  funds sold,  thus  leading to a decrease in the bank's net  interest  margin.  An increase  in  borrowings  from the  Federal  Home Loan Bank also  increased  interest  expense.  The  result  was a decrease  in net  interest  income of  $263,840,  or 8.57% for the  quarter  ended June 30,  2008,  compared to the quarter ended June 30, 2007.

The  provision  for loan losses was $125,000 for the quarter ended June 30, 2008 and $75,000 for the same period in
2007.  The increase was due to a specific  charge-off  on a  commercial  loan.  The reserve for loan losses at June
30, 2008 was  approximately  1.03% of total loans.  Management  believes the provision and the resulting  allowance for loan losses are adequate.

Noninterest  income was  $600,429 in the second  quarter of 2008  compared  to  $433,806  in the second  quarter of
2007.  The majority of the increase came as a result of life insurance proceeds of approximately $120,000.

Noninterest  expenses increased by $125,208,  or 5.40%, for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.  Normal increases in salary and benefit costs accounted for $71,592 of this increase.

The decrease in net interest  income  combined with the increase in noninterest  expense was the principal cause of the decrease in net income  before taxes of $272,425 for the second  quarter of 2008,  compared to the same quarter in 2007.  Income tax  expense  decreased  accordingly  to  $196,000  in the  quarter,  from  $333,500 in the second quarter of 2007. As a result,  net income decreased by $134,925,  or 17.15%,  to $652,005 compared to $786,930 last year.

For the six months ended June 30, 2008,  total  interest  income  decreased  by $57,464  compared to the  six-month period ended June 30, 2007,  while interest  expense  increased by $190,690 over the same period.  This resulted in a decrease in net interest  income of $248,154,  or 4.17%.  As stated  above,  the decrease in interest  income was primarily  the result of  decreases  in interest  rates.  The  increase in interest  expense  came  primarily  as a result of increased borrowings from the Federal Home Loan Bank.

Noninterest  income  increased by $75,362 for the six-month  period ended June 30, 2008 compared to the same period in 2007.  Service  charges on deposit  accounts  increased  due to the  implementation  of an  overdraft  privilege program in the second quarter of 2007.  Other income  decreased due to earnings  recognized in the first quarter of
2007 from the Bank's investment in a Small Business Investment Company, that did not recur in 2008.








                                           Part I. Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------------------------------------------

As  indicated  above,  increases  in normal  operating  costs  resulted in an increase  in  noninterest  expense of
$278,795,  or 6.19%,  for the first six  months of 2008  compared  to the first six  months of 2007.  Overall,  the decrease  in net  interest  income and the  increase  in  noninterest  expense  led to a decrease  in net income of
$287,587,  or 17.63%,  for the six-month period ended June 30, 2008 compared to the six-month period ended June 30,
2007.

Financial Condition

Total assets  increased by $6,139,150,  or 1.70%,  from December 31, 2007 to June 30, 2008. Net loans  increased by
$5,602,374,  federal funds sold decreased by $12,786,232  and investment  securities  increased by $9,809,626.  The decrease  in  federal  funds  sold  came as  balances  were  used to fund the  increases  in loans  and  investment securities.  The cash value of life  insurance  increased as the Bank made an  additional  investment of $2,000,000 in bank-owned life insurance during the first quarter of 2008.

Total  deposits  increased by  $1,975,168,  or 0.64%,  from December 31, 2007 to June 30, 2008.  The slower deposit growth came as  management  moved to lower deposit  rates in  conjunction  with the decreases in rates on loans and federal funds sold.  Long-term  debt  increased  from  $20,000,000 at December 31, 2007, to $25,000,000 at June 30,
2008 as the Bank  sought  to lock in  lower-rate  funding  from the  Federal  Home  Loan  Bank.  Other  liabilities decreased from  $1,485,439 at December 31, 2007 to $522,940 at June 30, 2008 due to a  contribution  of $949,743 to the employee defined benefit pension plan.

Shareholders'  equity  totaled  $30,359,554  at June 30, 2008  compared to  $30,290,873  at December 31, 2007.  The
$68,681  increase  was the result of earnings  for the six months  combined  with a decrease in the market value of securities classified as available for sale, and the payment of dividends of $721,967.

Regulatory  guidelines  relating to capital  adequacy  provide  minimum  risk-based  ratios at the Bank level which assess  capital  adequacy  while  encompassing  all credit  risks,  including  those related to  off-balance  sheet activities.  The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

Liquidity and Capital Resources

Liquidity is the ability to convert  assets to cash to fund  depositors'  withdrawals  or borrowers'  loans without significant  loss.  Federal fund lines  available from  correspondent  banks totaled  $18,400,000 at June 30, 2008.
No balances  were  outstanding  on these lines at June 30, 2008 or December 31, 2007.  Long-term  debt  consists of borrowings  from the Federal Home Loan Bank and Deutsche Bank.  Borrowings  from the Federal Home Loan Bank,  which are secured by a blanket collateral  agreement on the Bank's 1 to 4 family  residential real estate loans,  totaled
$15,000,000  at June 30, 2008 and  $10,000,000  at December 31, 2007.  Borrowings  from  Deutsche  Bank,  which are secured by the pledging of specific  investment  securities,  totaled  $10,000,000  at each of June 30,  2008,  and
December 31,  2007.  The unused  credit line from the Federal  Home Loan Bank as of June 30, 2008 is  approximately
$40,000,000.

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





                                           Part I. Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------------------------------------------

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





































                                           Part I. Financial Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

-------------------------------------------------------------------------------------------------------------------

Not applicable to smaller reporting companies.
























































                                           Part I. Financial Information

Item 4.  Controls and Procedures

-------------------------------------------------------------------------------------------------------------------


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

































                                            Part II. Other Information

-------------------------------------------------------------------------------------------------------------------


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

         (a)      The Company's Annual Meeting of Shareholders was held on May 13, 2008.

         (b)      Not applicable

         (c)      At the Annual Meeting of Shareholders, the shareholders of the Company were asked to vote on the election of three of the Company's directors to serve until the third annual meeting following their election or until their successors have been elected and qualified.

                  The votes cast for or withheld for the election of directors were as follows:

                       Name                          Votes For                             Votes Withheld
                  ---------------                    ---------                             --------------
                  Jacky K. Anderson                  1,011,092                                   1,158
                  Thomas M. Jackson, Jr.             1,006,156                                   6,094
                  J. David Vaughan                   1,005,152                                   7,098

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



                                                              GRAYSON BANKSHARES, INC.




Date: August 14, 2008                                         By:      /s/ Jacky K. Anderson
                                                                       ---------------------
                                                                       Jacky K. Anderson
                                                                       President and CEO



                                                              By:      /s/ Blake M. Edwards
                                                                       --------------------
                                                                       Blake M. Edwards
                                                                       Chief Financial Officer





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
