Form 10-Q
period 2008-09-30
GRAYSON BANKSHARES INC
filed 2008-11-14
CIK 883758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

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

                   1,718,968 shares of Common Stock, par value
              $1.25 per share, outstanding as of November 13, 2008.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--September 30, 2008 (Unaudited)
          and December 31, 2007 (Audited).....................................3

         Unaudited Consolidated Statements of Income--Nine Months Ended
          September 30, 2008 and September 30, 2007...........................4

         Unaudited Consolidated Statements of Income--Three Months Ended
           September 30, 2008 and September 30, 2007..........................5

         Consolidated Statements of Changes in Stockholders' Equity--Nine
           Months Ended September 30, 2008 (Unaudited) and Year Ended
           December 31, 2007 (Audited)........................................6

         Unaudited Consolidated Statements of Cash Flows--Nine Months Ended
          September 30, 2008 and September 30, 2007...........................7

         Notes to Consolidated Financial Statements...........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........16

Item 4.  Controls and Procedures.............................................16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................17

Item 1A. Risk Factors........................................................17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........17

Item 3.  Defaults Upon Senior Securities.....................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................17

Item 6.  Exhibits............................................................17

Signatures...................................................................18

                          Part I. Financial Information

Item 1.  Financial Statements


                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    Septermber 30, 2008 and December 31, 2007
--------------------------------------------------------------------------------

                                                                                 September 30,         December 31,
Assets                                                                               2008                 2007
                                                                                ---------------      ----------------
                                                                                   (Unaudited)           (Audited)
Cash and due from banks                                                         $     9,776,329    $     10,746,139
Federal funds sold                                                                   10,009,532          24,637,131
Investment securities available for sale                                             47,086,221          38,429,328
Investment securities held to maturity
  (fair value approximately $3,031,965 at Septermber 30, 2008,
  and $3,064,241 at December 31, 2007)                                                3,031,546           3,014,048
Restricted equity securities                                                          1,629,750           1,129,850
Loans, net of allowance for loan losses of $2,870,662
  at September 30, 2008 and $2,757,745 at December 31, 2007                         271,893,315         263,729,116
Cash value of life insurance                                                          7,658,952           5,598,853
Foreclosed assets                                                                       100,000             160,000
Property and equipment, net                                                          10,811,825           8,485,058
Accrued income                                                                        3,192,417           2,996,261
Other assets                                                                          2,454,847           2,560,615
                                                                                ---------------    ----------------
                                                                                $   367,644,734    $    361,486,399
                                                                                ===============    ================

Liabilities and Stockholders' Equity

Liabilities
Deposits
   Noninterest-bearing                                                          $    44,166,698    $     44,630,854
   Interest-bearing                                                                 262,177,956         264,542,840
                                                                                ---------------    ----------------
     Total deposits                                                                 306,344,654         309,173,694

Long-term debt                                                                       30,000,000          20,000,000
Accrued interest payable                                                                982,721             536,393
Other liabilities                                                                       129,832           1,485,439
                                                                                ---------------    ----------------
                                                                                    337,457,207         331,195,526
                                                                                ---------------    ----------------

Commitments and contingencies                                                                 -                   -
Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                             -                   -
Common stock, $1.25 par value; 2,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding                                                                        2,148,710           2,148,710
Surplus                                                                                 521,625             521,625
Retained earnings                                                                    28,916,418          29,026,036
Accumulated other comprehensive loss                                                 (1,399,226)         (1,405,498)
                                                                                ---------------    ----------------
                                                                                     30,187,527          30,290,873
                                                                                ---------------    ----------------
                                                                                $   367,644,734    $    361,486,399
                                                                                ===============    ================

See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Nine Months ended September 30, 2008 and 2007
-------------------------------------------------------------------------------
                                                     Nine Months Ended
                                                      September 30,
                                                  2008              2007
                                             --------------   ---------------
Interest income:                              (Unaudited)       (Unaudited)
   Loans and fees on loans                    $  14,790,512    $   15,119,606
   Federal funds sold                               306,840           531,786
   Investment securities:
     Taxable                                      1,350,109           971,608
     Exempt from federal income tax                 363,191           324,627
                                              --------------   ---------------
                                                 16,810,652        16,947,627
                                              --------------   ---------------

Interest expense:
   Deposits                                       7,271,436         7,678,667
   Interest on borrowings                           731,964           358,784
                                              --------------   ---------------
                                                  8,003,400         8,037,451
                                              --------------   ---------------
         Net interest income                      8,807,252         8,910,176

Provision for loan losses                           293,397           273,588
                                              --------------   ---------------
   Net interest income after
     provision for loan losses                    8,513,855         8,636,588
                                              --------------   ---------------

Noninterest income:
   Service charges on deposit accounts              705,064           582,333
   Increase in cash value of life insurance         231,000           166,500
   Net realized gains (losses) on securities     (1,645,083)          (11,742)
   Other income                                     619,047           826,281
                                              --------------   ---------------
                                                    (89,972)        1,563,372
                                              --------------   ---------------
Noninterest expense:
   Salaries and employee benefits                 4,400,803         4,210,253
   Occupancy expense                                270,693           255,155
   Equipment expense                                664,185           616,214
   Other expense                                  1,904,629         1,687,504
                                              --------------   ---------------

                                                  7,240,310         6,769,126
                                              --------------   ---------------
         Income before income taxes               1,183,573         3,430,834

Income tax expense                                  210,241         1,003,000
                                              --------------   ---------------
         Net income                           $     973,332    $    2,427,834
                                              ==============    ==============

Basic earnings per share                      $        0.57    $         1.41
                                              ==============    ==============
Weighted average shares outstanding               1,718,968         1,718,968
                                              ==============    ==============
Dividends declared per share                  $        0.63    $         0.60
                                              ==============    ==============

See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
             For the Three Months ended September 30, 2008 and 2007
--------------------------------------------------------------------------------


                                                     Three Months Ended
                                                       September 30,
                                                   2008              2007
                                              ---------------  ---------------
Interest income:                                (Unaudited)      (Unaudited)
   Loans and fees on loans                    $   4,908,012    $    5,054,489
   Federal funds sold                                48,082           182,011
   Investment securities:
     Taxable                                        517,060           317,933
     Exempt from federal income tax                 120,287           118,519
                                              -------------    ---------------
                                                  5,593,441         5,672,952
                                              -------------    ---------------

Interest expense:
   Deposits                                       2,224,870         2,616,353
   Interest on borrowings                           268,964           102,222
                                              -------------    ---------------
                                                  2,493,834         2,718,575
                                              -------------    ---------------
         Net interest income                      3,099,607         2,954,377

Provision for loan losses                            93,397           138,588
                                              -------------    ---------------
   Net interest income after
     provision for loan losses                    3,006,210         2,815,789
                                              -------------    ---------------

Noninterest income:
   Service charges on deposit accounts              245,581           239,571
   Increase in cash value of life insurance          75,000            55,500
   Net realized gains (losses) on securities     (1,660,800)           (1,760)
   Other income                                     167,390           262,566
                                              -------------    ---------------
                                                 (1,172,829)          555,877
                                              -------------    ---------------

Noninterest expense:
   Salaries and employee benefits                 1,475,083         1,409,159
   Occupancy expense                                 89,658            77,717
   Equipment expense                                212,845           196,107
   Other expense                                    682,527           584,741
                                              -------------    ---------------
                                                  2,460,113         2,267,724
                                              -------------    ---------------
         Income before income taxes                (626,732)        1,103,942

Income tax expense                                 (256,759)          307,000
                                              -------------    ---------------

         Net income                           $    (369,973)   $      796,942
                                              ==============   ===============

Basic earnings per share                       $      (0.22)   $         0.46
                                              ==============   ===============
Weighted average shares outstanding               1,718,968         1,718,968
                                              ==============   ===============
Dividends declared per share                  $        0.21    $         0.20
                                              ==============   ===============

See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
          For the Nine Months ended September 30, 2008 (unaudited) and the Year ended December 31, 2007 (audited)
-------------------------------------------------------------------------------

                                                                                           Accumulated
                                                                                              Other
                                       Common Stock                         Retained      Comprehensive
                                    Shares       Amount       Surplus       Earnings      Income (Loss)       Total
                                 -----------   -----------   ----------  -------------  -----------------  -------------
Balance, December 31, 2006         1,718,968   $ 2,148,710  $   521,625  $  27,336,848  $     (1,703,014)  $ 28,304,169

Comprehensive income
  Net income                               -             -            -      3,167,501                 -      3,167,501
  Net change in pension reserve
   net of income taxes of $156,273         -             -            -              -           303,354        303,354
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of ($6,191)          -             -            -              -           (12,018)       (12,018)
  Reclassification adjustment,
   net of income taxes of $3,184           -             -            -              -             6,180          6,180
                                                                                        ----------------   -------------
Total comprehensive income                                                                                    3,465,017

  Dividends paid
   ($.86 per share)                        -             -            -     (1,478,313)                -     (1,478,313)
                                 -----------   -----------   ----------  -------------  -----------------  -------------

Balance, December 31, 2007         1,718,968   $ 2,148,710  $   521,625  $  29,026,036  $     (1,405,498)
$ 30,290,873

Comprehensive income
  Net income                               -             -            -        973,332                 -        973,332
  Net change in unrealized
   gain (loss) on investment
   securities available for
   sale, net of taxes of  $562,559             -            -            -              -
1,092,027                          1,092,027
  Reclassification adjustment,
   net of income taxes of ($559,328)       -             -            -              -        (1,085,755)    (1,085,755)
                                                                                        ----------------   -------------
Total comprehensive income                                                                                      979,604

  Dividends paid
   ($.63 per share)                        -             -            -     (1,082,950)                -     (1,082,950)
                                 -----------   -----------   ----------  -------------  -----------------  -------------
Balance, September 30, 2008        1,718,968   $ 2,148,710  $   521,625  $  28,916,418  $     (1,399,226)   $ 30,187,527





See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2008 and 2007
-------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                              September 30,
                                                                                           2008           2007
                                                                                    ---------------- ---------------
                                                                                        (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net income                                                                       $     973,332    $    2,427,834
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                                      580,500           562,500
       Provision for loan losses                                                          293,397           273,588
       Deferred income taxes                                                              221,000           281,000
       Net realized losses on securities                                                1,645,083            11,742
       Accretion of discount on securities, net of
         amortization of premiums                                                          (1,676)          (41,855)
       Deferred compensation                                                              (37,179)           (6,804)
       Net realized gain on foreclosed assets                                             (21,926)          (48,722)
       Life insurance income                                                             (119,902)                -
       Changes in assets and liabilities:
         Cash value of life insurance                                                    (231,000)         (166,500)
         Accrued income                                                                  (196,156)         (327,921)
         Other assets                                                                    (118,463)         (162,876)
         Accrued interest payable                                                         446,328           369,074
         Other liabilities                                                             (1,318,428)         (819,962)
                                                                                    ---------------- ---------------
           Net cash provided by operating activities                                    2,114,910         2,351,098
                                                                                    ---------------- ---------------

Cash flows from investing activities:
   Net (increase) decrease in federal funds sold                                       14,627,599          (493,207)
   Purchases of investment securities                                                 (28,736,274)       (8,742,750)
   Sales of investment securities                                                               -         1,982,500
   Maturities of investment securities                                                 18,427,979         9,961,103
   (Purchases) sales of restricted equity securities(                                     499,900)          458,552
   Net increase in loans                                                               (8,632,596)      (14,820,298)
   Purchases of bank-owned life insurance                                              (2,000,000)                -
   Proceeds from life insurance contracts                                                 290,803                 -
   Proceeds from the sale of foreclosed assets                                            256,926           108,722
   Purchases of property and equipment, net of sales                                   (2,907,267)         (286,045)
                                                                                    ---------------- ---------------
           Net cash used in investing activities                                       (9,172,730)      (11,831,423)
                                                                                    ---------------- ---------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                                 (2,829,040)       19,729,215
   Dividends paid                                                                      (1,082,950)       (1,031,381)
   Net increase (decrease) in long-term debt                                           10,000,000       (10,000,000)
                                                                                    ---------------- ---------------
           Net cash provided by financing activities                                    6,088,010         8,697,834
                                                                                    ---------------- ---------------
           Net decrease in cash and cash equivalents                                     (969,810)         (782,491)

Cash and cash equivalents, beginning                                                   10,746,139        10,120,984
                                                                                    ---------------- ---------------
Cash and cash equivalents, ending                                                   $   9,776,329    $    9,338,493
                                                                                    ================ ===============
Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   7,557,072    $    7,668,377
                                                                                    ================ ===============
   Taxes paid                                                                       $     529,241    $      595,901
                                                                                    ================ ===============
   Transfers of loans to foreclosed properties                                      $     175,000    $      160,000
                                                                                    ================ ===============


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

The consolidated financial statements as of September 30, 2008 and for the periods ended September 30, 2008 and 2007 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2007, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,878,000 and $2,775,000 for the periods including September 30, 2008 and December 31, 2007, respectively.

Note 3.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2008 and 2007.

                                                      2008              2007
                                                  -----------       -----------

Balance, beginning                                $ 2,757,745       $ 2,901,997
Provision charged to expense                          293,397           273,588
Recoveries of amounts charged off                     211,741            59,348
Amounts charged off                                  (392,221)         (447,538)
                                                  -----------       -----------
Balance, ending                                   $ 2,870,662       $ 2,787,395
                                                  ===========       ===========

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 4.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2008 and 2007 follows:

                                                2008              2007
                                            ------------     --------------

Tax at statutory federal rate               $     402,415    $    1,166,483
Tax exempt interest income                       (136,752)         (132,193)
Other tax exempt income                          (126,677)          (67,665)
Other                                              71,255            36,375
                                            -------------  - --------------
                                            $     210,241    $    1,003,000
                                            =============    ==============

Note 5.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the nine-month periods ended September 30, 2008 and 2007.

                                                      2008             2007
                                                  --------------   -------------

Service cost                                       $     293,685   $    290,742
Interest cost                                            275,922        268,374
Expected return on plan assets                          (331,827)      (275,316)
Amortization of net obligation at transition                 (27)           (27)
Amortization of prior service cost                         7,548          7,548
Amortization of net (gain) or loss                        38,796         58,329
                                                  --------------   ------------
Net periodic benefit cost                          $     284,097   $     349,650
                                                  ==============   ============
Note 6.  Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, 2008 and 2007 is as follows: 2008 2007

Commitments to extend credit                    $  19,590,442    $   22,309,875
Standby letters of credit                                   -                 -
                                                -------------    ---------------
                                                $  19,590,442    $   22,309,875
                                                =============    ===============

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

Note 7.  Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans and foreclosed assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 7.  Fair Value, continued

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan, " (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of September 30, 2008, or December 31, 2007.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

September 30, 2008                                 Total          Level 1        Level 2         Level 3
=================                              =============  =============  ==============   =============
   Investment securities available for sale    $  47,086,221  $           -  $    47,086,221  $           -
   Derivative assets                                       -              -                -              -
                                               =============  =============  ==============   =============

          Total assets at fair value           $  47,086,221  $           -  $    47,086,221  $           -
                                               =============  =============  ==============   =============

   Derivative liabilities                                  -              -                -              -
                                               -------------  -------------  --------------   -------------

         Total liabilities at fair value       $           -  $           -  $             -  $           -
                                               =============  =============  ==============   =============

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

September 30, 2008                                  Total       Level 1        Level 2     Level 3
-------------------                                --------   -----------     --------   -----------
   Loans                                           $496,897   $         -     $496,897   $         -
   Foreclosed assets                                100,000             -      100,000             -
                                                   --------   ----------      --------   -----------
          Total assets at fair value               $596,897   $         -     $596,897   $         -
                                                   ========   ===========     ========   ===========
          Total liabilities at fair value          $      -   $         -     $      -   $         -
                                                   ========   ===========     ========   ===========

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

Results of Operations

Total interest income decreased by $79,511 for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007, while interest expense on deposits and other borrowings decreased by $224,741 over the same period. The decrease in interest income was attributable primarily to decreases in interest rates. From September 2007 to September 2008, the Federal Reserve has lowered its target overnight borrowing rate by 3.25%, resulting in immediate reductions in federal funds interest as well as interest on loans indexed to the prime lending rate. Increased earnings from growth in the loan portfolio were offset by the decreases in interest rates. Recent actions by the Treasury and Federal Reserve to increase liquidity within the financial markets has also driven the rate earned on overnight federal funds sold below the actual target rate on many occasions, thus further decreasing interest earned on federal funds sold. The increase in interest income on investment securities was primarily due to increases in the investment portfolio as assets were shifted from federal funds sold to investment securities. The decrease in interest expense on deposits came as a result of decreases in interest rates, primarily in certificates of deposit. An increase in borrowings from the Federal Home Loan Bank led to the increase in interest expense on borrowings. The result was an increase in net interest income of $145,230, or 4.92% for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007.

The provision for loan losses was $93,397 for the quarter ended September 30, 2008 and $138,588 for the same period in 2007. The reserve for loan losses at September 30, 2008 was approximately 1.06% of total loans. Management believes the provision and the resulting allowance for loan losses are adequate. The higher provision in 2007 was due to an impairment charge on a specific loan.

The decrease in noninterest income was due primarily to a loss on investment securities. During the quarter ended September 30, 2008, the Bank recorded an other-than-temporary impairment charge on FHLMC (Freddie Mac) preferred stock of $1,660,800. The preferred stock, which was originally valued at $1,730,000, is now carried at a value of $69,200. Neither the Company nor the Bank owns any other preferred or common equity investments in Fannie Mae or Freddie Mac. Other income decreased due to earnings in 2007 from an investment in a Small Business Investment Company that did not recur in 2008.

Noninterest expenses increased by $192,389, or 8.48%, for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. Normal increases in salary and benefit costs accounted for $65,924 of this increase. Other cost increases resulted from the recent opening of a new operations center.

The decrease in net interest income combined with the aforementioned other-than-temporary impairment charge on investment securities resulted in a net loss of $369,973 for the quarter ended September 30, 2008 compared to earnings of $796,942 for the same period last year. The net, after tax impact of the impairment charge was $1,096,128, therefore earnings, without the impairment charge, would have been approximately $726,155 for the third quarter of 2008.

For the nine months ended September 30, 2008, total interest income decreased by $136,975 compared to the nine-month period ended September 30, 2007, while interest expense decreased by $34,051 over the same period. This resulted in a decrease in net interest income of $102,924, or 1.16%. As stated above, the decrease in interest income

                          Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

was primarily the result of decreases in interest rates. The decrease in interest expense on deposits was the result of decreases in rates on certificates of deposit while the increase in interest on borrowings was due to increased borrowings from the Federal Home Loan Bank.

Noninterest income decreased by $1,653,344 for the nine-month period ended September 30, 2008 compared to the same period in 2007. This was due mainly to the impairment charges discussed above. Service charges on deposit accounts increased due to the implementation of an overdraft privilege program in the second quarter of 2007. Other income decreased due to earnings recognized in the first quarter of 2007 from the Bank's investment in a Small Business Investment Company that did not recur in 2008.

Increases in salaries, benefits and other normal operating costs, combined with costs associated with the opening of a new operations center, resulted in an increase in noninterest expense of $471,184, or 6.96%, for the first nine months of 2008 compared to the first nine months of 2007. Overall, the decrease in net interest income combined with the securities impairment charge and the increase in noninterest expense led to a decrease in net income of $1,454,502 for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007.

Financial Condition

Total assets increased by $6,158,335, or 1.70%, from December 31, 2007 to September 30, 2008. Net loans increased by $8,164,199, federal funds sold decreased by $14,627,599 and investment securities increased by $8,674,391. The decrease in federal funds sold came as balances were used to fund the increases in loans and investment securities. The cash value of life insurance increased as the Bank made an additional investment of $2,000,000 in bank-owned life insurance during the first quarter of 2008.

Total deposits decreased by $2,829,040, or 0.92%, from December 31, 2007 to September 30, 2008. The decrease in deposits came as management moved to lower deposit rates in conjunction with the decreases in rates on loans and federal funds sold. Long-term debt increased from $20,000,000 at December 31, 2007, to $30,000,000 at September 30, 2008 as the Bank sought to lock in lower-rate funding from the Federal Home Loan Bank. Other liabilities decreased from $1,485,439 at December 31, 2007 to $129,832 at September 30, 2008 due to a
contribution of $949,743 to the employee defined benefit pension plan as well as a decrease in federal income taxes payable.

Shareholders' equity totaled $30,187,527 at December 30, 2008 compared to $30,290,873 at December 31, 2007. The $103,346 decrease was the result of earnings for the nine months combined with the change in market value of securities classified as available for sale, and the payment of dividends of $1,082,950.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Federal fund lines available from correspondent banks totaled $18,400,000 at September 30, 2008. No balances were outstanding on these lines at September 30, 2008 or December 31, 2007. Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank's 1 to 4 family residential real estate loans, totaled $20,000,000 at September 30, 2008 and $10,000,000 at December 31, 2007. Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of September 30, 2008, and December 31, 2007. The unused credit line from the Federal Home Loan Bank as of September 30, 2008 is approximately $35,000,000.

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

The Bank's investment security portfolio also serves as a source of liquidity. The primary goals of the investment portfolio are liquidity management and maturity gap management. As investment securities mature, the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased; otherwise the proceeds are reinvested in similar investment securities. If federal funds sold levels are higher than management considers necessary then excess funds may be invested to increase earnings. The majority of investment securities transactions consist of replacing securities that have been called or matured. The Bank keeps a portion of its investment portfolio in unpledged assets that are less than 24 months to maturity or repricing. These investments are a preferred source of funds in that they can generally be disposed of in any interest rate environment with less damage to that quarter's profits than longer-term investments.

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

Not applicable to smaller reporting companies.


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

                           Part II. Other Information

-------------------------------------------------------------------------------


Item 1.   Legal Proceedings

          There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company or the Bank is a party or of which any of their property is subject.

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



                                    GRAYSON BANKSHARES, INC.




Date: November 13, 2008             By:  /s/ Jacky K. Anderson
                                         ----------------------------
                                         Jacky K. Anderson
                                         President and Chief Executive Officer



                                    By:  /s/ Blake M. Edwards
                                         -----------------------------
                                         Blake M. Edwards
                                         Chief Financial Officer

                                  Exhibit Index


         Exhibit No.  Description

           31.1       Rule 13(a)-14(a) Certification of Chief Executive Officer.

           31.2       Rule 13(a)-14(a) Certification of Chief Financial Officer.

           32.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.