Form 10-K
period 2008-12-31
GRAYSON BANKSHARES INC
filed 2009-03-31
CIK 883758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $41,434,250

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,718,968 shares of Common Stock as of March 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders – Part III

Portions of the Company’s 2008 Annual Report – Part II

TABLE OF CONTENTS

PART I
		Page
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	11
ITEM 2.	PROPERTIES	11
ITEM 3.	LEGAL PROCEEDINGS	12
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	12
PART II
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES	12
ITEM 6.	SELECTED FINANCIAL DATA	14
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	15
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	15
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	15
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	15
ITEM 9A(T).	CONTROLS AND PROCEDURES	15
ITEM 9B.	OTHER INFORMATION	17
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	17
ITEM 11.	EXECUTIVE COMPENSATION	17
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED
	STOCKHOLDER MATTERS	17
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	17
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	17
PART IV
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	17

PART I

Item 1.	Business

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

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans. The loan portfolio constituted 81.31% of the interest earning assets of the Bank at December 31, 2008 and has historically produced the highest interest rate spread above the cost of funds. The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the Officers’ Loan Committee for approval. The Officers’ Loan Committee is composed of the Bank President and all loan officers. All aggregate credits that exceed the lending authority of the Officer’s Loan Committee are presented to the Directors’ Loan Committee for consideration. The Directors’ Loan Committee has the authority to approve loans up to $1.0 million of total indebtedness to a single customer. All loans in excess of that amount must be presented to the full Board of Directors for ultimate approval or denial. The Officers’ and Directors’ Loan Committees not only act as approval bodies to ensure consistent application of the Bank’s loan policy but also provide valuable insight through communication and pooling of knowledge, judgment and experience of their respective members.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. At the end of 2008, the Bank had 49.15% of the loan portfolio in single and multi-family housing, 15.23% in non-farm, non-residential real estate loans, 11.44% in farm related real estate loans and 11.21% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 6.89% of the portfolio at year-end 2008. Consumer loans make up approximately 6.08% of the total loan portfolio. Consumer loans include loans for household expenditures, car loans and other loans to individuals. While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit to be core deposits. These accounts comprised approximately 77.48% of the Bank’s total deposits at December 31, 2008. Certificates of deposit in denominations of $100,000 or more represented the remaining 22.52% of deposits at year-end.

Market Area

The Company’s market area consists primarily of the counties of Grayson and Carroll, and the independent city of Galax, in Virginia, as well as Alleghany county in North Carolina. The market area is rural and employment was once dominated by furniture and textile manufacturing. As those industries have declined employment has shifted to healthcare, retail and service, light manufacturing, tourism and agriculture. Continued declines, primarily in furniture and textiles, have led to an increase in unemployment rates over the past year. As of December 31, 2008 the unemployment rates in Grayson and Carroll Counties and the City of Galax were 7.8%, 8.5%, and 8.4% respectively, as compared to the 4.7% average for the state of Virginia. The 8.9% unemployment rate in Alleghany County, North Carolina was higher than the state average rate of 7.7%. Estimated annual median family income in the market area is approximately $45,000.

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

Currently, in Grayson County the Company competes with only two other commercial banks, which operate a total of two branch banking facilities. As of June 30, 2008, the Company held 84.11% of the deposits in Grayson County. In the City of Galax, the Company competes with six other commercial banks. Since opening in May of 1996, we have captured a market share of 16.75% of deposits to become the third largest holder of deposits in the market. Wachovia Bank, NA, leads the Galax market with 29.38% of deposits as of June 30, 2008. In Alleghany County, North Carolina and Carroll County, Virginia, the Company held market shares of 13.88% and 18.21%, respectively, at June 30, 2008.

Employees

At December 31, 2008, the Company had 129 total employees representing 117 full time equivalents, none of which are represented by a union or covered by a collective bargaining agreement. Management considers employee relations to be good.

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

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For 2008, assessments ranged from 5 to 43 basis points of assessable deposits. In October 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The proposed plan alters the way in which the FDIC’s risk-based assessment system differentiates for risk and sets new deposit insurance assessment rates. For the first quarter of 2009, the FDIC has adopted a uniform, across-the-board 7 basis point increase in the assessment range. The FDIC has also adopted further refinements to its risk-based assessment, effective April 1, 2009, that make the range of total base assessment rates from 8 to 77.5 basis points, starting with the quarter beginning April 1, 2009. On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009. In March of 2009, the FDIC reduced the amount of the proposed assessment to 0.10% of insured deposits as of June 30, 2009. In light of these changes, either a significant increase in the risk category of the Bank or adjustment to the base assessment rates causing increased insurance premiums would likely have an adverse effect on operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). More recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amends certain provisions of the EESA and contains a wide array of provisions aimed at stimulating the U.S. economy.

There can be no assurance, however, as to the actual impact that the EESA and AARA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the AARA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. Programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

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

We are located in southwestern Virginia, and our local economy is heavily influenced by the furniture and textile industries, both of which have been in decline in recent years. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Higher unemployment rates may lead to increases in past-due and nonperforming loans thus having a negative impact on the earnings of the Bank. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The requirement that our auditors attest to and report on management’s assessment of our internal controls is expected to be applicable to us for our fiscal year ending December 31, 2009. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company and the Bank are headquartered in the Main Office at 113 West Main Street, Independence, Virginia. The Bank owns and operates branches at the following locations:

	LOCATION/	BANKING FUNCTIONS
NAME OF OFFICE	TELEPHONE NUMBER	OFFERED

Main Office	113 West Main Street	Full Service
	Independence, Virginia 24348	24 Hour Teller
(276) 773-2811

East Independence Office	802 East Main Street	Full Service
	Independence, Virginia 24348	24 Hour Teller
(276) 773-2811

Elk Creek Office	60 Comers Rock Road	Full Service
	Elk Creek, Virginia 24326	24 Hour Teller
(276) 655-4011

Troutdale Office	101 Ripshin Road	Full Service
	Troutdale, Virginia 24378	24 Hour Teller
(276) 677-3722

Galax Office	209 West Grayson Street	Full Service
	Galax, Virginia 24333	24 Hour Teller
(276) 238-2411

Carroll Office	8417 Carrollton Pike	Full Service
	Galax, Virginia 24333	24 Hour Teller
(276) 238-8112

Sparta Office	98 South Grayson Street	Full Service
	Sparta, North Carolina 28675	24 Hour Teller
(336) 372-2811

Hillsville Office	419 South Main Street	Full Service
	Hillsville, Virginia 24343	24 Hour Teller
(276) 728-2810

Whitetop Office	16303 Highlands Parkway	Full Service
	Whitetop, Virginia 24292	24 Hour Teller
(276) 388-3811

The Bank has a conference center located at 558 East Main Street, Independence, Virginia that is used for various board and committee meetings, as well as continuing education and training programs for bank employees. The Bank opened an operations center adjacent to the main office in Independence, Virginia, in October 2008.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Shares of the Company’s Common Stock are neither listed on any stock exchange nor quoted on any market and trade infrequently. Shares of Common Stock have periodically been sold in a limited number of privately negotiated transactions. Based on information available to it, the Company believes that from January 1, 2007 to December 31, 2008, the selling price of shares of Common Stock ranged from $24.00 to $32.00. There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low

2007: 1st quarter 2nd quarter 3rd quarter 4th quarter	32.00 30.00 30.00 29.00	29.00 29.00 28.00 28.00	0.20 0.20 0.20 0.26
2008: 1st quarter 2nd quarter 3rd quarter 4th quarter	28.00 28.00 27.00 25.00	26.00 25.00 25.00 24.00	0.21 0.21 0.21 0.23

As of March 30, 2009, there were approximately 800 record holders of Common Stock. There were no Company repurchases of the Common Stock during 2008 or 2007.

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

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2008, 2007, 2006, 2005 and 2004.

	2008	2007	2006	2005	2004
Summary of Operations

Interest income	$21,950	$ 22,884	$ 20,623	$ 17,148	$ 14,656
Interest expense	10,433	10,834	8,636	5,802	4,474
Net interest income	11,517	12,050	11,987	11,346	10,182
Provision for loan losses	1,200	465	520	504	390
Other income	459	1,973	1,673	1,415	1,607
Other expense	10,074	9,095	8,670	7,945	6,943
Income taxes	(52)	1,296	1,323	1,204	1,215
Net income	$ 754	$ 3,167	$ 3,147	$ 3,108	$ 3,241

Per Share Data

Net income	$ .44	$ 1.84	$ 1.83	$ 1.81	$ 1.89
Cash dividends declared	.86	.86	.90	.68	.60
Book value	16.88	17.62	16.47	16.15	15.23
Estimated market value[2]	24.00	29.00	30.00	30.00	32.00

Year-end Balance Sheet Summary

Loans, net	$ 267,889	$ 263,729	$ 245,517	$ 217,091$	$ 196,912
Investment securities	49,451	42,573	40,848	39,279	37,909
Total assets	368,197	361,486	333,604	304,165	270,215
Deposits	305,730	309,174	282,246	250,400	231,059
Stockholders’ equity	29,017	30,291	28,304	27,753	26,177

Selected Ratios

Return on average assets	0.21%	0.93%	1.01%	1.09%	1.23%
Return on average equity	2.46%	10.77%	10.85%	11.43%	12.56%
Average equity to average assets	8.40%	8.67%	9.33%	9.55%	9.76%

[1]	In thousands of dollars, except per share data.
[2]	Provided at the trade date nearest year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction G(2) of Form 10-K, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to General Instruction G(2) of Form 10-K, Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 8.            Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) of Form 10-K, the following financial statements in the Company's 2008 Annual Report to Shareholders are incorporated herein by reference.

Independent Auditor's Report

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors,” (except for the information set forth under the headings, “Election of Directors—Security Ownership of Management” and “Election of Directors—Security Ownership of Certain Beneficial Owners“) and “Corporate Governance and the Board of Directors—Code of Ethics” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors--Security Ownership of Management” and “Election of Directors--Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Management” and “Corporate Governance and the Board of Directors—Independence of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Audit Information” (except for information set forth under the heading “Audit Information—Audit Committee Report”) in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

	(3).	Exhibits:

	3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, File No. 0-30535.

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10, File No. 0-30535.

13.1	2008 Annual Report to Shareholders.

21.1	Subsidiary of the Company, incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(b)	Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYSON BANKSHARES, INC.

Date:	March 30, 2009	By:	/s/ Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacky K. Anderson	President and	March 30, 2009
Jacky K. Anderson	Chief Executive Officer
(Principal Executive Officer)

/s/ Blake M. Edwards, Jr.	Chief Financial Officer	March 30, 2009
Blake M. Edwards, Jr.	(Principal Financial and
Accounting Officer)

/s/ Bryan L. Edwards	Director	March 30, 2009
Bryan L. Edwards

/s/ Dennis B. Gambill	Director	March 30, 2009
Dennis B. Gambill

Director
Julian L. Givens

/s/ Jack E. Guynn, Jr.	Director	March 30, 2009
Jack E. Guynn, Jr.

/s/ Thomas M. Jackson, Jr.	Director	March 30, 2009
Thomas M. Jackson, Jr.

Director
Jean W. Lindsey

/s/ Carl J. Richardson	Director	March 30, 2009
Carl J. Richardson

Director
Charles T. Sturgill

Director
J. David Vaughn

INDEX OF EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K.

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, File No. 0-30535.

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10, File No. 0-30535.

13.1	2008 Annual Report to Shareholders.

21.1	Subsidiary of the Company, incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.