Form 10-Q
period 2009-03-31
GRAYSON BANKSHARES INC
filed 2009-05-15
CIK 883758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,718,968 shares of Common Stock, par value

$1.25 per share, outstanding as of May 13, 2009.

PART I	FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets—March 31, 2009 (Unaudited)
and December 31, 2008 (Audited)	3

Unaudited Consolidated Statements of Income—Three Months Ended
March 31, 2009 and March 31, 2008	4

Consolidated Statements of Changes in Stockholders’ Equity—Three Months
Ended March 31, 2009 (Unaudited) and Year Ended December 31, 2008 (Audited)	5

Unaudited Consolidated Statements of Cash Flows—Three Months Ended
March 31, 2009 and March 31, 2008	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18

Signatures	19

Part I. Financial Information

Item 1. Financial Statements

Grayson Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

	March 31,	December 31,
Assets	2009	2008
	(Unaudited)	(Audited)
Cash and due from banks	$11,347,134	$9,536,772
Federal funds sold	21,048,950	11,149,718
Investment securities available for sale	44,666,107	46,413,054
Investment securities held to maturity
(fair value approximately $3,118,706 at March 31, 2009,
and $3,044,781 at December 31, 2008)	3,043,709	3,037,608
Restricted equity securities	1,731,750	1,731,750
Loans, net of allowance for loan losses of $3,366,560
at March 31, 2009 and $3,359,946 at December 31, 2008	264,348,851	267,889,087
Cash value of life insurance	7,852,892	7,774,892
Foreclosed assets	2,746,654	2,659,266
Property and equipment, net	11,186,030	11,115,033
Accrued income	2,657,883	3,124,540
Other assets	3,716,740	3,765,204
	$374,346,700	$368,196,924

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$42,320,964	$41,883,404
Interest-bearing	268,492,066	263,846,770
Total deposits	310,813,030	305,730,174

Long-term debt	30,000,000	30,000,000
Accrued interest payable	925,486	492,105
Other liabilities	3,069,599	2,957,950
	344,808,115	339,180,229

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $25 par value; 500,000
shares authorized; none issued	-	-
Common stock, $1.25 par value; 2,000,000 shares
authorized; 1,718,968 shares issued and
outstanding	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	28,593,603	28,302,082
Accumulated other comprehensive loss	(1,725,353)	(1,955,722)
	29,538,585	29,016,695
	$374,346,700	$368,196,924

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008
Interest income:	(Unaudited)	(Unaudited)
Loans and fees on loans	$4,574,039	$5,089,085
Federal funds sold	10,633	173,453
Investment securities:
Taxable	435,022	354,338
Exempt from federal income tax	111,079	122,640
	5,130,773	5,739,516

Interest expense:
Deposits	2,027,201	2,634,434
Interest on borrowings	310,899	213,000
	2,338,100	2,847,434
Net interest income	2,792,673	2,892,082

Provision for loan losses	134,834	75,000
Net interest income after
provision for loan losses	2,657,839	2,817,082

Noninterest income:
Service charges on deposit accounts	209,150	217,524
Increase in cash value of life insurance	78,000	81,000
Net realized gains (losses) on securities	25,467	15,847
Other income	160,815	168,057
	473,432	482,428

Noninterest expense:
Salaries and employee benefits	1,641,713	1,432,077
Occupancy expense	120,215	88,707
Equipment expense	206,937	210,962
Other expense	531,988	605,464
	2,500,853	2,337,210
Income before income taxes	630,418	962,300

Income tax expense	167,000	271,000
Net income	$463,418	$691,300

Basic earnings per share	$0.27	$0.40
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.10	$0.21

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2009 (unaudited) and the Year ended December 31, 2008 (audited)

								Accumulated
								Other
	Common Stock						Retained	Comprehensive
	Shares		Amount		Surplus		Earnings	Income (Loss)	Total
Balance, December 31, 2007	1,718,968		$2,148,710		$521,625		$29,026,036	$(1,405,498)	$30,290,873

Comprehensive income
Net income	-		-		-		754,359	-	754,359
Net change in pension reserve
net of income taxes of ($569,949)	-		-		-		-	(1,106,372)	(1,106,372)
Net change in unrealized
gain (loss) on investment
securities available for
sale, net of taxes of $845,135	-		-		-		-	1,640,558	1,640,558
Reclassification adjustment,
net of income taxes of ($558,636)	-	-		-		-		(1,084,410)	(1,084,410)
Total comprehensive income									204,135

Dividends paid
($.86 per share)	-		-		-		(1,478,313)	-	(1,478,313)
Balance, December 31, 2008	1,718,968		$2,148,710		$521,625		$28,302,082	$(1,955,722)	$29,016,695

Comprehensive income
Net income	-		-		-		463,418	-	463,418
Net change in unrealized
gain (loss) on investment
securities available for
sale, net of taxes of $127,334	-		-		-		-	247,177	247,177
Reclassification adjustment,
net of income taxes of ($8,659)	-		-		-		-	(16,808)	(16,808)
Total comprehensive income									693,787

Dividends paid
($.10 per share)	-		-		-		(171,897)	-	(171,897)
Balance, March 31, 2009	1,718,968		$2,148,710		$521,625		$28,593,603	$(1,725,353)	$29,538,585

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$463,418	$691,300
Adjustments to reconcile net income
to net cash provided by operations:
Depreciation and amortization	205,500	193,500
Provision for loan losses	134,834	75,000
Deferred income taxes	(48,000)	302,000
Net realized (gains) losses on securities	(25,467)	(15,847)
Accretion of discount on securities, net of
amortization of premiums	15,297	(10,894)
Deferred compensation	(2,845)	(11,842)
Changes in assets and liabilities:
Cash value of life insurance	(78,000)	(81,000)
Accrued income	466,657	(40,656)
Other assets	(22,213)	(113,872)
Accrued interest payable	433,381	459,145
Other liabilities	114,494	(889,178)
Net cash provided by operating activities	1,657,056	557,656

Cash flows from investing activities:
Net (increase) decrease in federal funds sold	(9,899,232)	219,900
Purchases of investment securities	(11,048,603)	(15,538,660)
Maturities and calls of investment securities	10,270,704	16,780,756
Sales of investment securities	2,877,961	-
Net decrease in loans	3,318,014	452,925
Purchases of bank-owned life insurance	-	(2,000,000)
Purchases of property and equipment, net of sales	(276,497)	(415,268)
Net cash used in investing activities	(4,757,653)	(500,347)

Cash flows from financing activities:
Net increase in deposits	5,082,856	725,421
Dividends paid	(171,897)	(360,983)
Net cash provided by financing activities	4,910,959	364,438
Net increase in cash and cash equivalents	1,810,362	421,747

Cash and cash equivalents, beginning	9,536,772	10,746,139
Cash and cash equivalents, ending	$11,347,134	$11,167,886

Supplemental disclosure of cash flow information:
Interest paid	$1,904,719	$2,388,289
Taxes paid	$190,000	$-

Supplemental disclosure of noncash investing activities:
Transfers of loans to foreclosed properties	$87,388	$75,000

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

The consolidated financial statements as of March 31, 2009 and for the periods ended March 31, 2009 and 2008 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2008, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for financial assets and liabilities effective January 1, 2008 and for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Refer to Note 7 for additional disclosures.

In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active. The impact of adoption was not material.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 creates a new model for evaluating other-than-temporary impairment on debt securities. If an entity intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”)). For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life. Upon adoption, a cumulative effect adjustment must be made to opening retained earnings in the

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

period adopted that reclassifies the noncredit portion of previously taken OTTI from retained earnings to accumulated OCI. This FSP also requires that annual disclosures required by SFAS 115 be presented in interim financial statements, and new disclosures are also required. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009, with earlier adoption permitted. The Company has assessed the impact of adoption of FSP FAS 115-2 and 124-2 and does not expect a material effect on its financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Since FSP FAS 107-1 and APB 28-1 addresses financial statement disclosure only, its adoption, effective June 30, 2009 will not impact the Company’s consolidated financial position of results of operations.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity have significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,695,000 and $2,413,000 for the periods including March 31, 2009 and December 31, 2008, respectively.

Note 3. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2009 and 2008.

	2009	2008

Balance, beginning	$3,359,946	$2,757,745
Provision charged to expense	134,834	75,000
Recoveries of amounts charged off	7,546	22,962
Amounts charged off	(135,766)	(97,571)
Balance, ending	$3,366,560	$2,758,136

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4. Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2009 and 2008 follows:

	2009	2008

Tax at statutory federal rate	$214,342	$327,182
Tax exempt interest income	(39,625)	(47,089)
Other tax exempt income	(26,520)	(31,225)
Other	18,803	22,132
	$167,000	$271,000

Note 5. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2009 and 2008.

	2009	2008

Service cost	$97,769	$97,895
Interest cost	95,369	91,974
Expected return on plan assets	(89,534)	(110,609)
Amortization of net obligation at transition	(5)	(9)
Amortization of prior service cost	2,695	2,516
Amortization of net (gain) or loss	36,101	12,932
Net periodic benefit cost	$142,395	$94,699

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2009 and 2008 is as follows:

	2009	2008

Commitments to extend credit	$18,771,928	$19,366,161
Standby letters of credit	-	-
	$18,771,928	$19,366,161

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

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7. Fair Value, continued

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of March 31, 2009, or December 31, 2008.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7. Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

March 31, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$44,666,107	$-	$44,666,107	$-
Derivative assets	-	-	-	-
Total assets at fair value	$44,666,107	$-	$44,666,107	$-

Derivative liabilities	-	-	-	-
Total liabilities at fair value	$-	$-	$-	$-

December 31, 2008	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$46,413,054	$-	$46,413,054	$-
Derivative assets	-	-	-	-
Total assets at fair value	$46,413,054	$-	$46,413,054	$-

Derivative liabilities	-	-	-	-
Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets and liabilities measured at fair value on a nonrecurring basis are included in the table below.

March 31, 2009	Total	Level 1	Level 2		Level 3

Loans	$813,032	$-	$813,032		$-
Foreclosed assets	2,746,654	-	2,746,654		-
Total assets at fair value	$3,559,686	$-	$3,559,686		$-

Total liabilities at fair value	$-	$-	$-		$-

December 31, 2008	Total	Level 1	Level 2		Level 3

Loans	$494,024	$-	$494,024		$-
Foreclosed assets	2,659,266	-	2,659,266		-
Total assets at fair value	$3,153,290	$-	$3,153,290		$-

Total liabilities at fair value	$-	$-	$-	S	-

Part I. Financial Information

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion provides information about the major components of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Total interest income decreased by $608,743, or 10.61% for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, while interest expense on deposits and other borrowings decreased by $509,334, or 17.89% over the same period. The decrease in interest income was attributable primarily to reductions in interest rates over the past year, thus leading to decreases in federal funds interest as well as interest on loans indexed to the prime lending rate. Federal funds rates averaged just over 3.00% in the first quarter of 2008, compared to a range of zero to 0.25% for the first quarter of 2009. Interest income on investment securities increased due to an increase in total investment securities in the first quarter of 2009 as compared to the same period last year. Interest expense on deposits decreased by $607,233 because of the aforementioned decrease in interest rates. Interest expense on borrowings increased by $97,899 due to increased borrowings outstanding at March 31, 2009 compared to March 31, 2008. The result was a decrease in net interest income of $99,409 or 3.44% in the first quarter of 2009 compared to the same period last year.

The provision for loan losses was $134,834 for the quarter ended March 31, 2009 and $75,000 for the same period in 2008. The increase was due primarily to increased charge-offs in the first quarter of 2009 as compared to the same quarter in 2008. The reserve for loan losses at March 31, 2009 was approximately 1.26% of total loans compared to 1.04% at March 31, 2008. Management believes the provision and the resulting allowance for loan losses are adequate.

Noninterest income was $473,732 in the first quarter of 2009 compared to $482,428 in the first quarter of 2008. There were no significant variances noted in noninterest income accounts in the quarter ended March 31, 2009, as compared to the same quarter in 2008. Service charges on deposit accounts decreased slightly, as did mortgage origination fees, while realized gains on securities increased during the period.

Noninterest expenses increased by $163,643, or 7.00%, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The increase came as a result of normal increases in salaries, benefits and other operating expenses, as well as an increase in FDIC and OCC assessments.

The decreases in net interest margin and noninterest income combined with the increase in noninterest expenses led to a decrease in net income before taxes of $331,882, for the quarter ended March 31, 2009, compared to the same quarter in 2008. Income tax expense decreased accordingly from $271,000 for the first quarter of 2008 to $167,000 for the first quarter of 2009 resulting in a decrease in net income of $227,882, to $463,418, for the quarter compared to $691,300 for the same period last year.

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $6,149,776, or 1.67%, from December 31, 2008 to March 31, 2009. Net loans decreased by $3,540,236, federal funds sold increased by $9,899,232 and investment securities decreased by $1,740,846. The increase in federal funds sold came as a result of deposit growth combined with slowing loan demand.

Total deposits increased by $5,082,856, or 1.66%, from December 31, 2008 to March 31, 2009. The deposit growth came despite continued decreases in deposit rates as most market competitors implemented similar rate decreases.

Stockholders’ equity totaled $29,538,585 at March 31, 2009 compared to $29,016,695 at December 31, 2008. The $521,890 increase was the result of earnings for the three months combined with an increase in the market value of securities classified as available for sale of $230,369, less the payment of dividends of $171,897.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well-capitalized.

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $14,000,000 at March 31, 2009. No balances were outstanding on these lines at March 31, 2009 or December 31, 2008. Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank’s 1 to 4 family residential real estate loans, totaled $20,000,000 at March 31, 2009 and December 31, 2008. Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of March 31, 2009, and December 31, 2008. The unused credit line from the Federal Home Loan Bank as of March 31, 2009 is approximately $46,900,000.

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

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information on known and unknown risks, see the “Forward Looking Statements” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

GRAYSON BANKSHARES, INC.

Date: May 15, 2009	By: /s/ Jacky K. Anderson

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