Form 10-Q
period 2009-06-30
GRAYSON BANKSHARES INC
filed 2009-08-14
CIK 883758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2009

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                  Accelerated filer  [ ]
Non-accelerated filer  [ ]                    Smaller reporting company  |X|
(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   1,718,968 shares of Common Stock, par value
               $1.25 per share, outstanding as of August 14, 2009.

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets--June 30, 2009 (Unaudited)
              and December 31, 2008 (Audited)..................................3

              Unaudited Consolidated Statements of Income--Six Months Ended
              June 30, 2009 and June 30, 2008..................................4

              Unaudited Consolidated Statements of Income--Three Months Ended
              June 30, 2009 and June 30, 2008..................................5

              Consolidated Statements of Changes in Stockholders' Equity--Six Months Ended June 30, 2009 (Unaudited) and Year Ended
              December 31, 2008 (Audited)......................................6

              Unaudited Consolidated Statements of Cash Flows--Six Months Ended
              June 30, 2009 and June 30, 2008..................................7

              Notes to Consolidated Financial Statements.......................8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................19

Item 3.       Quantitative and Qualitative Disclosures about Market Risk......22

Item 4.       Controls and Procedures.........................................23

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings...............................................24

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....24

Item 3.       Defaults Upon Senior Securities.................................24

Item 4.       Submission of Matters to a Vote of Security Holders.............24

Item 5.       Other Information...............................................24

Item 6.       Exhibits........................................................24

Signatures....................................................................25

                          Part I. Financial Information

Item 1.  Financial Statements


                     Grayson Bankshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2009 and December 31, 2008
-------------------------------------------------------------------------------


                                                                                     June 30,        December 31,
                                                                                       2009              2008
                                                                                   -----------        ---------
                                                                                   (Unaudited)        (Audited)
Assets
Cash and due from banks                                                           $    11,637,377  $      9,536,772
Federal funds sold                                                                      8,981,751        11,149,718
Investment securities available for sale                                               42,802,597        46,413,054
Investment securities held to maturity
   (fair value approximately $2,592,572 at June 30, 2009,
   and $3,044,781 at December 31, 2008)                                                 2,551,426         3,037,608
Restricted equity securities                                                            1,744,650         1,731,750
Loans, net of allowance for loan losses of $3,350,668
   at June 30, 2009 and $3,359,946 at December 31, 2008                               267,504,096       267,889,087
Cash value of life insurance                                                            7,930,892         7,774,892
Foreclosed assets                                                                       3,062,766         2,659,266
Property and equipment, net                                                            11,339,356        11,115,033
Accrued income                                                                          2,708,017         3,124,540
Other assets                                                                            3,220,875         3,765,204
                                                                                      -----------       -----------
                                                                                  $   363,483,803  $    368,196,924
                                                                                  ===============  ================

Liabilities and Stockholders' Equity
Liabilities
Deposits
   Noninterest-bearing                                                            $    43,932,289  $     41,883,404
   Interest-bearing                                                                   264,787,024       263,846,770
                                                                                      -----------       -----------
         Total deposits                                                               308,719,313       305,730,174

Long-term debt                                                                         25,000,000        30,000,000
Accrued interest payable                                                                  407,405           492,105
Other liabilities                                                                         355,415         2,957,950
                                                                                      -----------       -----------
                                                                                      334,482,133       339,180,229
                                                                                      -----------       -----------

Commitments and contingencies                                                                   -                 -

Stockholders' equity
Preferred stock, $25 par value; 500,000
   shares authorized; none issued                                                               -                 -
Common stock, $1.25 par value; 2,000,000 shares
   authorized; 1,718,968 shares issued and
   outstanding                                                                          2,148,710         2,148,710
Surplus                                                                                   521,625           521,625
Retained earnings                                                                      28,443,944        28,302,082
Accumulated other comprehensive loss                                                   (2,112,609)       (1,955,722)
                                                                                      -----------       -----------
                                                                                       29,001,670        29,016,695
                                                                                      -----------       -----------
                                                                                  $   363,483,803  $    368,196,924
                                                                                  ===============  ================


See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                 For the Six Months ended June 30, 2009 and 2008
-------------------------------------------------------------------------------


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       2009              2008
                                                                                       ----              ----
                                                                                    (Unaudited)       (Unaudited)
Interest income
   Loans and fees on loans                                                          $   8,939,865    $    9,882,500
   Federal funds sold                                                                      18,756           258,758
   Investment securities:
     Taxable                                                                              864,494           833,049
     Exempt from federal income tax                                                       212,668           242,904
                                                                                       ----------        ----------
                                                                                       10,035,783        11,217,211
                                                                                       ----------        ----------

Interest expense
   Deposits                                                                             3,901,651         5,046,566
   Interest on borrowings                                                                 611,245           463,000
                                                                                       ----------        ----------
                                                                                        4,512,896         5,509,566
                                                                                       ----------        ----------
         Net interest income                                                            5,522,887         5,707,645

Provision for loan losses                                                                 581,637           200,000
                                                                                       ----------        ----------
   Net interest income after
     provision for loan losses                                                          4,941,250         5,507,645
                                                                                       ----------        ----------

Noninterest income
   Service charges on deposit accounts                                                    461,326           459,483
   Increase in cash value of life insurance                                               156,000           156,000
   Net realized gains (losses) on securities                                              164,181            15,717
   Other income                                                                           321,083           451,657
                                                                                       ----------        ----------
                                                                                        1,102,590         1,082,857
                                                                                       ----------        ----------

Noninterest expense
   Salaries and employee benefits                                                       3,290,727         2,925,720
   Occupancy expense                                                                      238,105           181,035
   Equipment expense                                                                      421,932           451,340
   Other expense                                                                        1,534,421         1,222,102
                                                                                       ----------        ----------
                                                                                        5,485,185         4,780,197
                                                                                       ----------        ----------
         Income before income taxes                                                       558,655         1,810,305

Income tax expense                                                                         73,000           467,000
                                                                                       ----------        ----------
         Net income                                                                 $     485,655    $    1,343,305
                                                                                    =============    ==============

Basic earnings per share                                                            $        0.28    $         0.78
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============
Dividends declared per share                                                        $        0.20    $         0.42
                                                                                    =============    ==============


See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Three Months ended June 30, 2009 and 2008
-------------------------------------------------------------------------------


                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                       2009              2008
                                                                                       ----              ----
                                                                                    (Unaudited)       (Unaudited)

Interest income
   Loans and fees on loans                                                          $   4,365,826    $    4,793,415
   Federal funds sold                                                                       8,123            85,305
   Investment securities:
     Taxable                                                                              429,472           478,711
     Exempt from federal income tax                                                       101,589           120,264
                                                                                        ---------         ---------
                                                                                        4,905,010         5,477,695
                                                                                        ---------         ---------

Interest expense
   Deposits                                                                             1,874,450         2,412,132
   Interest on borrowings                                                                 300,346           250,000
                                                                                        ---------         ---------
                                                                                        2,174,796         2,662,132
                                                                                        ---------         ---------
         Net interest income                                                            2,730,214         2,815,563

Provision for loan losses                                                                 446,803           125,000
                                                                                        ---------         ---------
   Net interest income after
     provision for loan losses                                                          2,283,411         2,690,563
                                                                                        ---------         ---------

Noninterest income
   Service charges on deposit accounts                                                    252,176           241,959
   Increase in cash value of life insurance                                                78,000            75,000
   Net realized gains (losses) on securities                                              138,714              (130)
   Other income                                                                           160,268           283,600
                                                                                        ---------         ---------
                                                                                          629,158           600,429
                                                                                        ---------         ---------

Noninterest expense
   Salaries and employee benefits                                                       1,649,014         1,493,643
   Occupancy expense                                                                      117,890            92,328
   Equipment expense                                                                      214,995           240,378
   Other expense                                                                        1,002,433           616,638
                                                                                        ---------           -------
                                                                                        2,984,332         2,442,987
                                                                                        ---------         ---------
         Income (loss) before income taxes                                                (71,763)          848,005

Income tax expense (benefit)                                                              (94,000)          196,000
                                                                                          -------           -------
         Net income                                                                 $      22,237    $      652,005
                                                                                    =============    ==============

Basic earnings per share                                                            $        0.01    $         0.38
                                                                                    =============    ==============
Weighted average shares outstanding                                                     1,718,968         1,718,968
                                                                                    =============    ==============
Dividends declared per share                                                        $        0.10    $         0.21
                                                                                    =============    ==============



See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
               For the Six Months ended June 30, 2009 (unaudited)
                 and the Year ended December 31, 2008 (audited)
-------------------------------------------------------------------------------


                                                                                           Accumulated
                                                                                              Other
                                       Common Stock                         Retained      Comprehensive
                                    Shares       Amount       Surplus       Earnings      Income (Loss)       Total
                                    ------       ------       -------       --------      -------------       -----


Balance, December 31, 2007         1,718,968   $ 2,148,710  $   521,625  $  29,026,036  $     (1,405,498)  $ 30,290,873

Comprehensive income
  Net income                               -             -            -        754,359                 -        754,359
  Net change in pension reserve
   net of income taxes of ($569,949)       -             -            -              -        (1,106,372)    (1,106,372)
  Net change in unrealized
   gain on investment
   securities available for
   sale, net of taxes of $845,135          -             -            -              -         1,640,558      1,640,558
  Reclassification adjustment,
   net of income taxes of ($558,636)       -             -            -              -        (1,084,410)    (1,084,410)
                                                                                                              ---------
Total comprehensive income                                                                                      204,135

  Dividends paid
   ($.86 per share)                        -             -            -     (1,478,313)                -     (1,478,313)
                                   ---------   -----------  -----------  -------------  ----------------   -------------
Balance, December 31, 2008         1,718,968   $ 2,148,710  $   521,625  $  28,302,082  $     (1,955,722)  $ 29,016,695
                                   =========   ===========  ===========  =============  ================   ============

Comprehensive income
  Net income                               -             -            -        485,655                 -        485,655
  Net change in unrealized
   loss on investment
   securities available for
   sale, net of taxes of  $(136,642)       -             -            -              -          (265,246)      (265,246)
  Reclassification adjustment,
   net of income taxes of $55,822          -             -            -              -           108,359        108,359
                                                                                                                --------
Total comprehensive income                                                                                      328,768

  Dividends paid
   ($.20 per share)                        -             -            -       (343,793)                -       (343,793)
                                   ---------   -----------  -----------  -------------  ----------------   ------------
Balance, June 30, 2009             1,718,968   $ 2,148,710  $   521,625  $  28,443,944  $     (2,112,609)  $ 29,001,670
                                   =========   ===========  ===========  =============  ================   ============


See Notes to Consolidated Financial Statements.

                     Grayson Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2009 and 2008
------------------------------------------------------------------------------


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       2009              2008
                                                                                       ----              ----
                                                                                    (Unaudited)       (Unaudited)

Cash flows from operating activities
   Net income                                                                       $     485,655    $    1,343,305
   Adjustments to reconcile net income
     to net cash provided by (used in) operations:
       Depreciation and amortization                                                      411,000           387,000
       Provision for loan losses                                                          581,637           200,000
       Deferred income taxes                                                              609,000           269,000
       Net realized (gains) losses on securities                                         (164,181)          (15,716)
       Accretion of discount on securities, net of
         amortization of premiums                                                          42,534            (7,400)
       Deferred compensation                                                               (9,318)          (25,336)
       Net realized (gain) loss on foreclosed assets                                        2,073           (21,926)
       Life insurance income                                                                    -          (119,902)
       Changes in assets and liabilities:
         Cash value of life insurance                                                    (156,000)         (156,000)
         Accrued income                                                                   416,523          (480,756)
         Other assets                                                                      16,148          (242,166)
         Accrued interest payable                                                         (84,700)           57,800
         Other liabilities                                                             (2,593,217)         (937,163)
                                                                                       ----------          --------
           Net cash provided by (used in) operating activities                           (442,846)          250,740
                                                                                       ----------          --------

Cash flows from investing activities
   Net decrease in federal funds sold                                                   2,167,967        12,786,232
   Purchases of available-for-sale investment securities                              (13,980,295)      (28,236,274)
   Sales of available-for-sale investment securities                                    5,657,100                 -
   Maturities/calls of available-for-sale investment securities                        11,803,775        17,612,405
   Maturities/calls of held-to-maturity investment securities                             500,000                 -
   Purchases of restricted equity securities                                              (12,900)         (274,900)
   Net increase in loans                                                                 (631,646)       (5,977,374)
   Purchases of bank-owned life insurance                                                       -        (2,000,000)
   Proceeds from life insurance contracts                                                       -           290,803
   Proceeds from the sale of foreclosed assets                                             29,427           256,926
   Purchases of property and equipment, net of sales                                     (635,323)       (1,035,134)
                                                                                       ----------          --------
           Net cash provided by (used in) investing activities                          4,898,105        (6,577,316)
                                                                                       ----------          --------

Cash flows from financing activities
   Net increase in deposits                                                             2,989,139         1,975,168
   Dividends paid                                                                        (343,793)         (721,967)
   Net increase (decrease) in long-term debt                                           (5,000,000)        5,000,000
                                                                                       ----------          --------
           Net cash provided by (used in) financing activities                         (2,354,654)        6,253,201
                                                                                       ----------          --------
           Net increase (decrease) in cash and cash equivalents                         2,100,605           (73,375)

Cash and cash equivalents, beginning                                                    9,536,772        10,746,139
                                                                                       ----------          --------
Cash and cash equivalents, ending                                                   $  11,637,377    $   10,672,764
                                                                                    =============    ==============

Supplemental disclosure of cash flow information
   Interest paid                                                                    $   4,597,596    $    5,451,766
                                                                                    =============    ==============
   Taxes paid                                                                       $     190,000    $      130,000
                                                                                    =============    ==============
   Transfers of loans to foreclosed properties                                      $     435,000    $      175,000
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

The consolidated financial statements as of June 30, 2009 and for the periods ended June 30, 2009 and 2008 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company's consolidated financial position, results of operations, changes in stockholders' equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2008, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the six-month and three-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative generally accepted accounting principles ("GAAP") for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65,
70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company's financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


Note 1.  Organization and Summary of Significant Accounting Policies, continued

In December 2008 the FASB issued FASB Staff Position ("FSP") SFAS 132(R)-1 (FASB ASC 715-20-65), "Employers' Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1"). This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets;
(c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard ("SFAS") 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," (FASB ASC 325-40-65) ("FSP EITF 99-20-1") was issued in January 2009.
Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company's security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity's intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


Note 1.  Organization and Summary of Significant Accounting Policies, continued

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), "Interim Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff's previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that "other-than-temporary" impairment is not necessarily the same as "permanent" impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company's financial position.

SFAS 165 (FASB ASC 855-10-05,  15, 25, 45, 50, 55),  "Subsequent Events," ("SFAS
165") was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 9 for Management's evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," ("SFAS 166") in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company's financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,877,000 and $2,413,000 for the periods including June 30, 2009 and December 31, 2008, respectively.

Note 3.  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at June 30, 2009 and December 31, 2008 follow:

                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Cost              Gains           Losses             Value
                                                    ----              -----           ------             -----

June 30, 2009
Available for sale:
   U.S. Government agency securities           $     1,975,839  $         79,256  $             -  $      2,055,095
   Government sponsored enterprises                 13,124,561            37,044          288,811        12,872,794
   Mortgage-backed securities                       20,184,972           354,557                -        20,539,529
   State and municipal securities                    7,552,639            23,958          241,418         7,335,179
                                                     ---------            ------          -------         ---------
                                               $    42,838,011  $        494,815  $       530,229  $     42,802,597
                                               ===============  ================  ===============  ================
Held to maturity:
   State and municipal securities              $     2,551,426  $         63,662  $        22,516  $      2,592,572
                                               ===============  ================  ===============  ================

December 31, 2008
Available for sale:
   U.S. Government agency securities           $     2,385,806  $         56,252  $             -  $      2,442,058
   Government sponsored enterprises                 14,107,529           317,158           61,320        14,363,367
   Mortgage-backed securities                       20,738,936           258,666           60,281        20,937,321
   State and municipal securities                    8,978,491            15,410          323,593         8,670,308
                                                     ---------            ------          -------         ---------
                                               $    46,210,762  $        647,486  $       445,194  $     46,413,054
                                               ===============  ================  ===============  ================
Held to maturity:
   State and municipal securities              $     3,037,608  $         40,794  $        33,621  $      3,044,781
                                               ===============  ================  ===============  ================

There were no securities transferred between the available for sale and held to maturity portfolios during the six-month period ended June 30, 2009 or the year ended December 31, 2008.

Restricted equity securities were $1,744,650 at June 30, 2009 and $1,731,750 at December 31, 2008. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta ("FHLB"), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve system. The Bank's stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


Note 3.  Investment Securities, continued

The following table details unrealized losses and related fair values in the Company's held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008.

                                          Less Than 12 Months        12 Months or More                    Total
                                          -------------------        -----------------                    -----
                                         Fair      Unrealized       Fair      Unrealized      Fair      Unrealized
                                         Value       Losses         Value       Losses        Value       Losses
                                         -----       ------         -----       ------        -----       ------

June 30, 2009
Available for sale:
U.S. Government agency securities     $         -  $         -  $         -  $         -  $         -   $         -
Government sponsored enterprises       10,380,340      240,717       21,106       48,094   10,401,446       288,811
Mortgage-backed securities                      -            -            -            -            -             -
State and municipal securities          4,162,663      147,937      666,784       93,481    4,829,447       241,418
                                        ---------      -------      -------       ------    ---------       -------
  Total securities available for sale $14,543,003  $   388,654  $   687,890  $   141,575  $15,230,893   $   530,229

Held to maturity:
State and municipal securities        $   127,306  $     2,619  $   207,616  $    19,897  $   334,922   $    22,516
                                      ===========  ===========  ===========  ===========  ===========   ===========

December 31, 2008
Available for sale:
U.S. Government agency securities     $         -  $         -  $         -  $         -  $         -   $         -
Government sponsored enterprises          497,500        2,500       10,380       58,820      507,880        61,320
Mortgage-backed securities              9,678,440       60,281            -            -    9,678,440        60,281
State and municipal securities          5,347,720      245,323      806,730       78,270    6,154,450       323,593
                                        ---------      -------      -------       ------    ---------       -------
  Total securities available for sale $15,523,660  $   308,104  $   817,110  $   137,090  $16,340,770   $   445,194
                                      ===========  ===========  ===========  ===========  ===========   ===========

Held to maturity:
State and municipal securities        $   820,575  $    33,621  $         -  $         -  $   820,575   $    33,621
                                      ===========  ===========  ==========   ==========   ===========   ===========

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. The relative significance of these and other factors will vary on a case by case basis.

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition and the issuer's anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at June 30, 2009. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


Note 3.  Investment Securities, continued

Investment securities with amortized cost of approximately $15,055,150 at June 30, 2009 and $15,152,446 at December 31, 2008, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Gross realized gains and losses for the six-month and three-month periods ended June 30, 2009 and 2008 are as follows:

                          Six-months ended June 30,  Three-months ended June 30,
                          -------------------------  ---------------------------
                             2009           2008         2009          2008
                             ----           ----         ----          ----
Realized gains            $ 221,706     $  15,847     $ 138,714             -
Realized losses             (57,525)         (130)            -          (130)
                            -------          ----                        ----
                          $ 164,181     $  15,717     $ 138,714     $    (130)
                          =========     =========     =========     =========


The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2009, were as follows:

                                                    Available for Sale            Held to Maturity
                                                    ------------------            ----------------
                                                  Amortized         Fair        Amortized         Fair
                                                    Cost            Value          Cost           Value
                                                    ----            -----          ----           -----

Due in one year or less                        $           -  $            -  $           -             -
Due after one year through five years              1,121,971       1,149,198        842,334       865,265
Due after five years through ten years            20,514,061      20,707,820        605,263       621,391
Due after ten years                               21,201,979      20,945,579      1,103,829     1,105,916
                                                  ----------      ----------      ---------     ---------
                                               $  42,838,011  $   42,802,597  $   2,551,426  $  2,592,572
                                               =============  ==============  =============  ============

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Note 4.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2009 and 2008.

                                                     2009              2008
                                                     ----              ----

Balance, beginning                                $ 3,359,946       $ 2,757,745
Provision charged to expense                          581,637           200,000
Recoveries of amounts charged off                      13,015           162,911
Amounts charged off                                  (603,930)         (330,901)
                                                     --------          --------
Balance, ending                                   $ 3,350,668       $ 2,789,755
                                                  ===========       ===========

Note 5.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2009 and 2008 follows:

                                                       2009              2008
                                                       ----              ----

Tax at statutory federal rate                       $ 189,943         $ 615,504
Tax exempt interest income                            (75,754)          (99,947)
Other tax exempt income                               (53,040)          (93,807)
Other                                                  11,851            45,250
                                                       ------            ------
                                                    $  73,000         $ 467,000
                                                    =========         =========

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


Note 6.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the six-month periods ended June 30, 2009 and 2008.

                                                          2009           2008
                                                          ----           ----

Service cost                                           $ 195,538      $ 195,790
Interest cost                                            190,738        183,948
Expected return on plan assets                          (218,681)      (221,218)
Amortization of net obligation at transition                 (10)           (18)
Amortization of prior service cost                         5,390          5,032
Amortization of net (gain) or loss                        72,202         25,864
                                                          ------         ------
Net periodic benefit cost                              $ 245,177      $ 189,398
                                                       =========      =========

Note 7.  Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments at June 30, 2009 and 2008 is as follows:

                                                      2009               2008
                                                      ----               ----

Commitments to extend credit                      $16,585,231        $18,938,289
Standby letters of credit                                   -                  -
                                                  -----------        -----------
                                                  $16,585,231        $18,938,289
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

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


Note 8.  Fair Value

SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Federal funds sold: Due to their short-term nature, the carrying value of federal funds sold approximate their fair value.

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

Cash value of life insurance: The carrying amount reported in the balance sheet approximates fair value as it represents the cash surrender value of the life insurance.

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

Long-term debt: The fair value of long-term debt is estimated using a discounted cash flow calculation that applies interest rates currently available on similar instruments.

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


Note 8.  Fair Value, continued

The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                     June 30, 2009         December 31, 2008
                                                     -------------         -----------------
                                                  Carrying       Fair     Carrying       Fair
                                                   Amount       Value      Amount       Value
                                                   ------       -----      ------       -----

Financial assets
   Cash and due from banks                     $   11,637  $    11,637  $    9,537  $    9,537
   Federal funds sold                               8,982        8,982      11,150      11,150
   Securities, available for sale                  42,803       42,803      46,413      46,413
   Securities, held to maturity                     2,551        2,593       3,038       3,045
   Restricted equity securities                     1,745        1,745       1,732       1,732
   Loans, net of allowance for loan losses        267,504      270,370     267,889      274,105
   Cash value of life insurance                     7,931        7,931       7,775        7,775

Financial liabilities
   Deposits                                       308,719      311,438     305,730      308,638
   Long-term debt                                  25,000       27,451      30,000       34,067

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

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


Note 8.  Fair Value, continued

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan". The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of June 30, 2009, or December 31, 2008.

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

                     Grayson Bankshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

------------------------------------------------------------------------------


Note 8.  Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

June 30, 2009                                       Total            Level 1          Level 2           Level 3
-------------                                       -----            -------          -------           -------

   Investment securities available for sale    $    42,802,597  $              -  $    42,802,597  $              -
   Derivative assets                                         -                 -                -                 -
                                               ---------------  ----------------  ---------------  ----------------
         Total assets at fair value            $    42,802,597  $              -  $    42,802,597  $              -
                                               ===============  ================  ===============  ================

   Derivative liabilities                                    -                 -                -                 -
                                               ---------------  ----------------  ---------------  ----------------
         Total liabilities at fair value       $             -  $              -  $             -  $              -
                                               ===============  ================  ===============  ================

December 31, 2008                                   Total            Level 1          Level 2           Level 3
-----------------                                   -----            -------          -------           -------

   Investment securities available for sale    $    46,413,054  $              -  $    46,413,054  $              -
   Derivative assets                                         -                 -                -                 -
                                               ---------------  ----------------  ---------------  ----------------
         Total assets at fair value            $    46,413,054  $              -  $    46,413,054  $              -
                                               ===============  ================  ===============  ================

   Derivative liabilities                                    -                 -                -                 -
                                               ---------------  ----------------  ---------------  ----------------
         Total liabilities at fair value       $             -  $              -  $             -  $              -
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

June 30, 2009                                       Total            Level 1          Level 2           Level 3
-------------                                       -----            -------          -------           -------

   Loans                                       $     1,153,339  $              -  $     1,153,339  $              -
   Foreclosed assets                                   640,040                 -          640,040                 -
                                               ---------------  ----------------  ---------------  ----------------
         Total assets at fair value            $     1,739,379  $              -  $     1,793,379  $              -
                                               ===============  ================  ===============  ================

         Total liabilities at fair value       $             -  $              -  $             -  $              -
                                               ===============  ================  ===============  ================

December 31, 2008                                   Total            Level 1          Level 2           Level 3
-----------------
   Loans                                       $       494,024  $              -  $       494,024  $              -
   Foreclosed assets                                 2,659,266                 -        2,659,266                 -
                                               ---------------  ----------------  ---------------  ----------------
         Total assets at fair value            $     3,153,290  $              -  $     3,153,290  $              -
                                               ===============  ================  ===============  ================

         Total liabilities at fair value       $             -  $              -  $             -  $              -
                                               ===============  ================  ===============  ================


Note 9.  Subsequent Events

Management has evaluated events occurring subsequent to the balance sheet date through August 14, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated financial statements.

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

Critical Accounting Policies

For a discussion of the Company's critical accounting policies, including its allowance for loan losses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Total interest income decreased by $572,685 for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, while interest expense on deposits and other borrowings decreased by $487,336 over the same period. The decrease in interest income was attributable primarily to decreases in interest rates. The Federal Reserve has lowered its target overnight borrowing rate to a range of 0.00% to 0.25%, resulting in significant reductions in federal funds interest as well as interest on loans indexed to the prime lending rate. Because of this, management has moved to simultaneously lower rates on deposits; however, management's ability to lower deposit rates has been limited by competition in the Bank's market area. The result was a decrease in net interest income of $85,349, or 3.03% for the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008.

The provision for loan losses was $446,803 for the quarter ended June 30, 2009 and $125,000 for the same period in 2008. The increase was due to increased charge-offs as well as management's desire to maintain higher reserve levels in light of deteriorating economic conditions and increases in the level of past-due loans. The reserve for loan losses at June 30, 2009 was approximately 1.24% of total loans, compared to 1.03% at June 30, 2008. Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $629,158 in the second quarter of 2009 compared to $600,429 in the second quarter of 2008. Other income decreased in the second quarter of 2009 compared to the same period last year due to the one-time receipt of life insurance proceeds of approximately $120,000 in 2008.

Noninterest expenses increased by $541,345, or 22.16%, for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. The majority of this increase resulted from increases in FDIC assessments. In an effort to replenish the federal deposit insurance fund, which has been diminished by the increased level of bank failures in 2008 and 2009, the FDIC has increased the assessment rates charged to member banks. A special assessment was also levied on June 30, 2009. This five basis-point assessment, based on the bank's total assets, less tangible equity, totaled approximately $165,000.

Overall, the increase in loan loss provisions combined with increases in noninterest expenses resulted in a pre-tax loss of $71,763 for the quarter ended June 30, 2009, compared to pre-tax earnings of $848,005 for the same period last year. Income tax expense decreased by $290,000 from the second quarter of 2008 to the second quarter of 2009 resulting in a tax benefit of $94,000 for the period ended June 30, 2009. Net income for the quarter ended June 30, 2009 totaled $22,237, compared to $652,005 for the same period last year.

For the six months ended June 30, 2009, total interest income decreased by $1,181,428 compared to the six-month period ended June 30, 2008, while interest expense decreased by $996,670 over the same period. This resulted in a decrease in net interest income of $184,758, or 3.24%. As stated above, the decrease in interest income was primarily the result of decreases in interest rates.

                          Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------


Total noninterest income increased by $19,733 for the six-month period ended June 30, 2009 compared to the same period in 2008. Net realized gains on securities increased by $148,464 in 2009 compared to 2008. As indicated above, other income decreased in 2009 due to the one-time receipt of life insurance proceeds of approximately $120,000 in 2008.

Total noninterest expense increased by $704,988 for the first six months of 2009 compared to the first six months of 2008. The increase is attributable primarily to salary and benefit costs and regulatory assessments. Increases in salary and benefit costs are the result of additional employees, as well as routine increases in wages combined with pension and insurance cost increases. Salary expense was also impacted by the decreased level of loan originations in 2009 compared to 2008. The higher level of loan originations in the first six months of 2008 resulted in a higher level of loan officer salary deferrals than in the first six months of 2009, thus reducing salary expense for the period in 2008 as compared to 2009. Regulatory assessments also increased significantly for the six-month period ended 2009 compared to the same period in 2008. FDIC and OCC assessments increased by approximately $424,000 for the six-month period ended June 30, 2009.

Overall, the decrease in net interest income combined with the increases in loan loss provisions and noninterest expense led to a decrease in net income of $857,650 for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008.

Financial Condition

Total assets decreased by $4,713,121, or 1.28%, from December 31, 2008 to June 30, 2009. Net loans decreased by $384,991, federal funds sold decreased by $2,167,967 and investment securities decreased by $4,096,639. The decreases in federal funds sold and investment securities came as balances were used to reduce borrowings from the Federal Home Loan Bank.

Total deposits increased by $2,989,139, or 0.98%, from December 31, 2008 to June 30, 2009. The slight deposit growth came as management moved to lower deposit rates in conjunction with the decreases in rates on loans and federal funds sold. Long-term debt decreased from $30,000,000 at December 31, 2008, to $25,000,000 at June 30, 2009 as the Bank sought to enhance net interest income by using excess federal funds sold balances to reduce Federal Home Loan Bank borrowings. Other liabilities decreased from $2,957,950 at December 31, 2008 to $355,415 at June 30, 2009 due primarily to a contribution of $2,000,000 to the employee defined benefit pension plan.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $13,467,262 at December 31, 2008 to $14,285,487 at June 30, 2009. Foreclosed assets consist of fourteen properties totaling $3,062,766 at June 30, 2009. One commercial real estate property represents the majority of the balance in foreclosed assets with a value of $2,422,726. The remaining properties include twelve residential real estate properties and one tract of undeveloped land. There were eight additions and one disposal of foreclosed properties in the second quarter of 2009. All foreclosed properties are being marketed for sale. Loans past due more than ninety days decreased from $1,593,331 at December 31, 2008 to $1,436,649 at June 30, 2008.

Nonaccrual loans increased from $9,214,665 at December 31, 2009 to $9,786,072 at June 30, 2009. During the second quarter of 2009, loans totaling $2,274,260 were added to nonaccrual status while loans totaling $1,019,761 were removed from nonaccrual status. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management continues to closely monitor nonperforming assets and their impact on earnings and loan loss reserves.

Stockholders' equity totaled $29,001,670 at June 30, 2009 compared to $29,016,695 at December 31, 2008. The $15,025 decrease was the result of earnings for the six months combined with a decrease in the market value of securities classified as available for sale of $156,887, and the payment of dividends of $343,793.

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

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors' withdrawals or borrowers' loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $9,000,000 at June 30, 2009. No balances were outstanding on these lines at June 30, 2009 or December 31, 2008. Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank's 1 to 4 family residential real estate loans, totaled $15,000,000 at June 30, 2009 and $20,000,000 at and December 31, 2008. Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of June 30, 2009, and December 31, 2008. The unused credit line from the Federal Home Loan Bank as of June 30, 2009 is approximately $41,000,000.

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

Forward-Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information on known and unknown risks, see the "Forward Looking Statements" section in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

         (a) The Company's Annual Meeting of Shareholders was held on May 12, 2009.

         (b)  Not applicable

         (c) At the Annual Meeting of Shareholders, the shareholders of the Company were asked to vote on the election of four of the Company's directors to serve until the third annual meeting following their election or until their successors have been elected and qualified.

         The votes cast for or withheld for the election of directors were as follows:

              Name                             Votes For         Votes Withheld
              ----                             ---------         --------------

           Bryan L. Edwards                    1,118,998             20,434
           Dennis B. Gambill                   1,121,556             17,876
           Jack E. Guynn, Jr.                  1,118,998             20,434
           Charles T. Sturgill                 1,122,166             17,266

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



                                      GRAYSON BANKSHARES, INC.



Date: August 14, 2009                 By: /s/ Jacky K. Anderson
                                          Jacky K. Anderson
                                          President and Chief Executive
                                          Officer


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