Form 10-Q
period 2009-09-30
GRAYSON BANKSHARES INC
filed 2009-11-13
CIK 883758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,718,968 shares of Common Stock, par value

$1.25 per share, outstanding as of November 13, 2009.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets—September 30, 2009 (Unaudited)
and December 31, 2008 (Audited)	3

Unaudited Consolidated Statements of Income—Nine Months Ended
September 30, 2009 and September 30, 2008	4

Unaudited Consolidated Statements of Income—Three Months Ended
September 30, 2009 and September 30, 2008	5

Consolidated Statements of Changes in Stockholders’ Equity—Nine Months
Ended September 30, 2009 (Unaudited) and Year Ended December 31, 2008 (Audited)	6

Unaudited Consolidated Statements of Cash Flows—Nine Months Ended
September 30, 2009 and September 30, 2008	7

Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures	25

Part I. Financial Information

Item 1. Financial Statements

Grayson Bankshares, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,490,106	$9,536,772
Federal funds sold	15,729,032	11,149,718
Investment securities available for sale	41,796,297	46,413,054
Investment securities held to maturity
(fair value approximately $2,652,556 at September 30, 2009,
and $3,044,781 at December 31, 2008)	2,560,082	3,037,608
Restricted equity securities	1,783,700	1,731,750
Loans, net of allowance for loan losses of $3,363,976
at September 30, 2009 and $3,359,946 at December 31, 2008	267,263,337	267,889,087
Cash value of life insurance	7,999,892	7,774,892
Foreclosed assets	2,978,111	2,659,266
Property and equipment, net	11,279,433	11,115,033
Accrued income	2,510,686	3,124,540
Other assets	2,909,995	3,765,204
	$367,300,671	$368,196,924

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$44,928,134	$41,883,404
Interest-bearing	266,482,165	263,846,770
Total deposits	311,410,299	305,730,174

Long-term debt	25,000,000	30,000,000
Accrued interest payable	919,808	492,105
Other liabilities	241,701	2,957,950
	337,571,808	339,180,229

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $25 par value; 500,000
shares authorized; none issued	-	-
Common stock, $1.25 par value; 2,000,000 shares
authorized; 1,718,968 shares issued and
outstanding	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	28,618,170	28,302,082
Accumulated other comprehensive loss	(1,559,642)	(1,955,722)
	29,728,863	29,016,695
	$367,300,671	$368,196,924

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Nine Months ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$13,417,581	$14,790,512
Federal funds sold	27,380	306,840
Investment securities:
Taxable	1,274,714	1,350,109
Exempt from federal income tax	311,080	363,191
	15,030,755	16,810,652

Interest expense
Deposits	5,656,925	7,271,436
Interest on borrowings	877,496	731,964
	6,534,421	8,003,400
Net interest income	8,496,334	8,807,252

Provision for loan losses	862,331	293,397
Net interest income after
provision for loan losses	7,634,003	8,513,855

Noninterest income
Service charges on deposit accounts	736,123	705,064
Increase in cash value of life insurance	225,000	231,000
Net realized gains (losses) on securities	165,773	(1,645,083)
Other income	470,418	619,047
	1,597,314	(89,972)

Noninterest expense
Salaries and employee benefits	4,923,179	4,400,803
Occupancy expense	359,606	270,693
Equipment expense	631,765	664,185
Other expense	2,324,989	1,904,629
	8,239,539	7,240,310
Income before income taxes	991,778	1,183,573

Income tax expense	160,000	210,241
Net income	$831,778	$973,332

Basic earnings per share	$0.48	$0.57
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.30	$0.63

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months ended September 30, 2009 and 2008

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$4,477,716	$4,908,012
Federal funds sold	8,624	48,082
Investment securities:
Taxable	410,220	517,060
Exempt from federal income tax	98,412	120,287
	4,994,972	5,593,441

Interest expense
Deposits	1,755,274	2,224,870
Interest on borrowings	266,251	268,964
	2,021,525	2,493,834
Net interest income	2,973,447	3,099,607

Provision for loan losses	280,694	93,397
Net interest income after
provision for loan losses	2,692,753	3,006,210

Noninterest income (loss)
Service charges on deposit accounts	274,797	245,581
Increase in cash value of life insurance	69,000	75,000
Net realized gains (losses) on securities	1,592	(1,660,800)
Other income	149,335	167,390
	494,724	(1,172,829)

Noninterest expense
Salaries and employee benefits	1,632,452	1,475,083
Occupancy expense	121,501	89,658
Equipment expense	209,833	212,845
Other expense	790,568	682,527
	2,754,354	2,460,113
Income (loss) before income taxes	433,123	(626,732)

Income tax expense (benefit)	87,000	(256,759)
Net income (loss)	$346,123	$(369,973)

Basic earnings (loss) per share	$0.20	$(0.22)
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.10	$0.21

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months ended September 30, 2009 (unaudited) and the Year ended December 31, 2008 (audited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2007	1,718,968	$2,148,710	$521,625	$29,026,036	$(1,405,498)	$30,290,873

Comprehensive income
Net income	-	-	-	754,359	-	754,359
Net change in pension reserve
net of income taxes of ($569,949)	-	-	-	-	(1,106,372)	(1,106,372)
Net change in unrealized
gain on investment
securities available for
sale, net of taxes of ($272,135)	-	-	-	-	(528,262)	(528,262)
Reclassification adjustment,
net of income taxes of $558,636	-	-	-	-	1,084,410	1,084,410
Total comprehensive income						204,135

Dividends paid
($.86 per share)	-	-	-	(1,478,313)	-	(1,478,313)
Balance, December 31, 2008	1,718,968	$2,148,710	$521,625	$28,302,082	$(1,955,722)	$29,016,695

Comprehensive income
Net income	-	-	-	831,778	-	831,778
Net change in unrealized
loss on investment
securities available for
sale, net of taxes of $260,404	-	-	-	-	505,490	505,490
Reclassification adjustment,
net of income taxes of ($56,363)	-	-	-	-	(109,410)	(109,410)
Total comprehensive income						1,227,858

Dividends paid
($.30 per share)	-	-	-	(515,690)	-	(515,690)
Balance, September 30, 2009	1,718,968	$2,148,710	$521,625	$28,618,170	$(1,559,642)	$29,728,863

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$831,778	$973,332
Adjustments to reconcile net income
to net cash provided by operations:
Depreciation and amortization	616,500	580,500
Provision for loan losses	862,331	293,397
Deferred income taxes	639,628	221,000
Net realized (gains) losses on securities	(165,773)	1,645,083
Accretion of discount on securities, net of
amortization of premiums	76,344	(1,676)
Deferred compensation	(17,272)	(37,179)
Net realized (gain) loss on foreclosed assets	9,487	(21,926)
Life insurance income	-	(119,902)
Changes in assets and liabilities:
Cash value of life insurance	(225,000)	(231,000)
Accrued income	613,854	(196,156)
Other assets	11,540	(118,463)
Accrued interest payable	427,703	446,328
Other liabilities	(2,698,977)	(1,318,428)
Net cash provided by operating activities	982,143	2,114,910

Cash flows from investing activities
Net (increase) decrease in federal funds sold	(4,579,314)	14,627,599
Purchases of available-for-sale investment securities	(13,980,295)	(28,736,274)
Sales of available-for-sale investment securities	5,657,100	-
Maturities/calls of available-for-sale investment securities	13,607,028	18,427,979
Maturities/calls of held-to-maturity investment securities	500,000	-
Purchases of restricted equity securities	(51,950)	(499,900)
Net increase in loans	(756,581)	(8,632,596)
Purchases of bank-owned life insurance	-	(2,000,000)
Proceeds from life insurance contracts	-	290,803
Proceeds from the sale of foreclosed assets	191,668	256,926
Purchases of property and equipment, net of sales	(780,900)	(2,907,267)
Net cash used in investing activities	(193,244)	(9,172,730)

Cash flows from financing activities	5,680,125
Net increase (decrease) in deposits		(2,829,040)
Dividends paid	(515,690)	(1,082,950)
Net increase (decrease) in long-term debt	(5,000,000)	10,000,000
Net cash provided by financing activities	164,435	6,088,010
Net increase (decrease) in cash and cash equivalents	953,334	(969,810)

Cash and cash equivalents, beginning	9,536,772	10,746,139
Cash and cash equivalents, ending	$10,490,106	$9,776,329

Supplemental disclosure of cash flow information
Interest paid	$6,106,718	$7,557,072
Taxes paid	$190,000	$529,241
Transfers of loans to foreclosed properties	$520,000	$175,000

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

The consolidated financial statements as of September 30, 2009 and for the periods ended September 30, 2009 and 2008 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2008, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the nine-month and three-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and did not have an impact on the Company’s financial position or results of operations but did change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

The FASB issued FASB ASC 860, “Transfers and Servicing” in June 2009. This standard limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial statements.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies, continued

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $2,937,000 and $2,413,000 for the periods including September 30, 2009 and December 31, 2008, respectively.

Note 3. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at September 30, 2009 and December 31, 2008 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009
Available for sale:
U.S. Government agency securities	$1,752,591	$80,209	$-	$1,832,800
Government sponsored enterprises	13,098,540	118,733	88,611	13,128,662
Mortgage-backed securities	18,848,344	551,033	-	19,399,377
State and municipal securities	7,294,409	192,374	51,325	7,435,458
	$40,993,884	$942,349	$139,936	$41,796,297
Held to maturity:
State and municipal securities	$2,560,082	$98,299	$5,825	$2,652,556

December 31, 2008
Available for sale:
U.S. Government agency securities	$2,385,806	$56,252	$-	$2,442,058
Government sponsored enterprises	14,107,529	317,158	61,320	14,363,367
Mortgage-backed securities	20,738,936	258,666	60,281	20,937,321
State and municipal securities	8,978,491	15,410	323,593	8,670,308
	$46,210,762	$647,486	$445,194	$46,413,054
Held to maturity:
State and municipal securities	$3,037,608	$40,794	$33,621	$3,044,781

There were no securities transferred between the available for sale and held to maturity portfolios during the nine-month period ended September 30, 2009 or the year ended December 31, 2008.

Restricted equity securities were $1,783,700 at September 30, 2009 and $1,731,750 at December 31, 2008. Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost. All of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money. The Bank is required to hold that stock so long as it borrows from the FHLB. The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve system. The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

The following table details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2009
Available for sale:
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Government sponsored enterprises	2,454,380	88,611	-	-	2,454,380	88,611
Mortgage-backed securities	-	-	-	-	-	-
State and municipal securities	1,012,057	3,518	712,222	47,807	1,724,279	51,325
Total securities available for sale	$3,466,437	$92,129	$712,222	$47,807	$4,178,659	$139,936

Held to maturity:
State and municipal securities	$-	$-	$221,737	$5,825	$221,737	$5,825

December 31, 2008
Available for sale:
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Government sponsored enterprises	497,500	2,500	10,380	58,820	507,880	61,320
Mortgage-backed securities	9,678,440	60,281	-	-	9,678,440	60,281
State and municipal securities	5,347,720	245,323	806,730	78,270	6,154,450	323,593
Total securities available for sale	$15,523,660	$308,104	$817,110	$137,090	$16,340,770	$445,194

Held to maturity:
State and municipal securities	$820,575	$33,621	$-	$-	$820,575	$33,621

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

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition and the issuer's anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at September 30, 2009. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3. Investment Securities, continued

Investment securities with amortized cost of approximately $15,324,917 at September 30, 2009 and $15,152,446 at December 31, 2008, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Gross realized gains and losses for the nine-month and three-month periods ended September 30, 2009 and 2008 are as follows:

	Nine-month period		Three-month period
	2009	2008	2009	2008

Realized gains	$223,298	$15,847	$1,592	-
Realized losses	(57,525)	(1,660,930)	-	(1,660,800)
	$165,773	$(1,645,083)	$1,592	$(1,660,800)

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2009, were as follows:

	Available for Sale		Held to Maturity
	Fair	Amortized	Fair	Amortized
	Cost	Value	Cost	Value

Due in one year or less	$323,478	$329,793	$-	-
Due after one year through five years	1,448,730	1,496,246	846,466	882,393
Due after five years through ten years	18,948,668	19,335,630	611,471	641,049
Due after ten years	20,273,008	20,634,628	1,102,145	1,129,114
	$40,993,884	$41,796,297	$2,560,082	$2,652,556

Maturities of mortgage backed securities are based on contractual amounts. Actual maturity will vary as loans underlying the securities are prepaid.

Note 4. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2009 and 2008.

	2009	2008

Balance, beginning	$3,359,946	$2,757,745
Provision charged to expense	862,331	293,397
Recoveries of amounts charged off	21,271	211,741
Amounts charged off	(879,572)	(392,221)
Balance, ending	$3,363,976	$2,870,662

Note 5. Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2009 and 2008 follows:

	2009	2008

Tax at statutory federal rate	$337,205	$402,415
Tax exempt interest income	(119,753)	(136,752)
Other tax exempt income	(76,500)	(126,677)
Other	19,048	71,255
	$160,000	$210,241

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 6. Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees. The benefits are primarily based on years of service and earnings. The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2009 and 2008.

	Nine-month period		Three-month period
	2009	2008	2009	2008

Service cost	$293,307	$293,685	$97,769	$97,895
Interest cost	286,107	275,922	95,369	91,974
Expected return on plan assets	(347,828)	(331,827)	(129,147)	(110,609)
Amortization of net obligation at transition	(15)	(27)	(5)	(9)
Amortization of prior service cost	8,085	7,548	2,695	2,516
Amortization of net (gain) or loss	108,303	38,796	36,101	12,932
Net periodic benefit cost	$347,959	$284,097	$102,782	$94,699

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank’s commitments at September 30, 2009 and 2008 is as follows:

	2009	2008

Commitments to extend credit	$17,447,278	$19,590,442
Standby letters of credit	-	-
	$17,447,278	$19,590,442

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

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8. Fair Value

FASB ASC 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8. Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and due from banks	$10,490	$10,490	$9,537	$9,537
Federal funds sold	15,729	15,729	11,150	11,150
Securities, available for sale	41,796	41,796	46,413	46,413
Securities, held to maturity	2,560	2,653	3,038	3,045
Restricted equity securities	1,784	1,784	1,732	1,732
Loans, net of allowance for loan losses	267,263	271,105	267,889	274,105
Cash value of life insurance	8,000	8,000	7,775	7,775

Financial liabilities
Deposits	311,410	313,571	305,730	308,638
Long-term debt	25,000	27,793	30,000	34,067

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans or foreclosed assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under FASB ASC 820, “Fair Value Measurements and Disclosures”, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, “Receivables”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2. Examples of Level 2 derivatives are interest rate swaps, caps and floors. No derivative instruments were held as of September 30, 2009, or December 31, 2008.

Foreclosed Assets

Foreclosed assets are adjusted to fair value, less selling costs, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Grayson Bankshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8. Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

September 30, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$41,796,297	$-	$41,796,297	$-
Total assets at fair value	$41,796,297	$-	$41,796,297	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2008	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$46,413,054	$-	$46,413,054	$-
Total assets at fair value	$46,413,054	$-	$46,413,054	$-

Total liabilities at fair value	$-	$-	$-	$-

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

September 30, 2009	Total	Level 1	Level 2	Level 3

Loans	$1,067,746	$-	$362,242	$705,504
Foreclosed assets	465,845	-	125,659	340,186
Total assets at fair value	$1,533,591	$-	$487,901	$1,045,690

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2008	Total	Level 1	Level 2	Level 3

Loans	$494,024	$-	$494,024	$-
Foreclosed assets	2,659,266	-	2,659,266	-
Total assets at fair value	$3,153,290	$-	$3,153,290	$-

Total liabilities at fair value	$-	$-	$-	$-

Note 9. Subsequent Events

Management has evaluated events occurring subsequent to the balance sheet date through November 13, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated financial statements.

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

Results of Operations

Total interest income decreased by $598,469 for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, while interest expense on deposits and other borrowings decreased by $472,309 over the same period. The decrease in interest income was attributable primarily to decreases in interest rates. The Federal Reserve has lowered its target overnight borrowing rate to a range of 0.00% to 0.25%, resulting in significant reductions in federal funds interest as well as interest on loans indexed to the prime lending rate. Because of this, management has moved to simultaneously lower rates on deposits; however, management’s ability to lower deposit rates has been limited by competition in the Bank’s market area. The result was a decrease in net interest income of $126,160, or 4.07% for the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008.

The provision for loan losses was $280,694 for the quarter ended September 30, 2009 and $93,397 for the same period in 2008. The increase was due to increased charge-offs as well as management’s desire to maintain higher reserve levels in light of deteriorating economic conditions and increases in the level of past-due loans. The reserve for loan losses at September 30, 2009 was approximately 1.24% of total loans, compared to 1.06% at September 30, 2008. Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $494,724 in the third quarter of 2009 compared to a loss of $1,172,829 in the third quarter of 2008. The loss in 2008 was the result of an other-than-temporary impairment charge of $1,660,800 on FHLMC (Freddie Mac) preferred stock.

Noninterest expenses increased by $294,241, or 11.96%, for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Salary and employee benefit expenses increased by $157,369, or 10.67% while other expenses increased by $108,041, or 15.83%. The increase in other expenses resulted primarily from increases in FDIC assessments. In an effort to replenish the federal deposit insurance fund, which has been diminished by the increased level of bank failures in 2008 and 2009, the FDIC has increased the assessment rates charged to member banks. FDIC assessments in the third quarter of 2009 totaled $150,000, compared to $49,000 for the third quarter of 2008.

Overall, pre-tax earnings for the quarter ended September 30, 2009 totaled $433,123 compared to a pre-tax loss of $626,732 for the same period in 2008. As indicated above, the loss in 2008 came as a result of the other-than-temporary impairment charge on Freddie Mac preferred stock. Income tax expense increased by $343,759 from the third quarter of 2008 to 2009 resulting in net income of $346,123 for the third quarter of 2009 compared to a net loss of $369,973 for the same period in 2008.

For the nine months ended September 30, 2009, total interest income decreased by $1,779,897 compared to the nine-month period ended September 30, 2008, while interest expense decreased by $1,468,979 over the same period. This resulted in a decrease in net interest income of $310,918, or 3.53%. As stated above, the decrease in net interest income was primarily the result of decreases in interest rates.

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total noninterest income increased by $1,687,286 for the nine-month period ended September 30, 2009 compared to the same period in 2008. Net realized gains on securities increased by $1,810,856 in 2009 compared to 2008 due to the one-time impairment charge on Freddie Mac preferred stock incurred in 2008. Other income decreased by $148,629 in 2009 due primarily to the one-time receipt of life insurance proceeds of approximately $120,000 in 2008.

Total noninterest expense increased by $999,229 for the first nine months of 2009 compared to the first nine months of 2008. The increase is attributable primarily to salary and benefit costs and regulatory assessments. Increases in salary and benefit costs are the result of additional employees, as well as routine increases in wages combined with pension and insurance cost increases. Salary expense was also impacted by the decreased level of loan originations in 2009 compared to 2008. The higher level of loan originations in the first nine months of 2008 resulted in a higher level of loan officer salary deferrals than in the first nine months of 2009, thus reducing salary expense for the period in 2008 as compared to 2009. Regulatory assessments also increased significantly for the nine-month period ended 2009 compared to the same period in 2008. FDIC and OCC assessments increased by approximately $538,500 for the nine-month period ended September 30, 2009.

Overall, the decrease in net interest income combined with the increases in loan loss provisions and noninterest expense offset the increase in other income and led to a decrease in net income of $141,554 for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008.

Financial Condition

Total assets decreased by $896,253, or 0.24%, from December 31, 2008 to September 30, 2009. Net loans decreased by $625,750, federal funds sold increased by $4,579,314 and investment securities decreased by $5,094,283.

Total deposits increased by $5,680,125, or 1.86%, from December 31, 2008 to September 30, 2009. The modest deposit growth came as management moved to lower deposit rates in conjunction with the decreases in rates on loans and federal funds sold. Long-term debt decreased from $30,000,000 at December 31, 2008, to $25,000,000 at September 30, 2009 as the Bank sought to enhance net interest income by using excess federal funds sold balances to reduce Federal Home Loan Bank borrowings. Other liabilities decreased from $2,957,950 at December 31, 2008 to $241,701 at September 30, 2009 due primarily to a contribution of $2,000,000 to the employee defined benefit pension plan.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $13,467,262 at December 31, 2008 to $16,277,402 at September 30, 2009. Foreclosed assets consist of twelve properties totaling $2,978,111 at September 30, 2009. One commercial real estate property represents the majority of the balance in foreclosed assets with a value of $2,422,726. The remaining properties include nine residential real estate properties, one commercial building, and one tract of undeveloped land. There was one addition and three disposals of foreclosed properties in the third quarter of 2009. All foreclosed properties are being marketed for sale. Loans past due more than ninety days increased from $1,593,331 at December 31, 2008 to $1,760,900 at September 30, 2009.

Nonaccrual loans increased from $9,214,665 at December 31, 2008 to $11,538,391 at September 30, 2009. During the third quarter of 2009, loans totaling $2,794,891 were added to nonaccrual status while loans totaling $1,042,572 were removed from nonaccrual status. Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof. Management continues to closely monitor nonperforming assets and their impact on earnings and loan loss reserves.

Certain types of loans, such as option ARM products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. The Bank has not offered these types of loans in the past and does not offer them currently. Junior-lien mortgages can also be considered higher risk loans. Our junior-lien portfolio at September 30, 2009 totaled $7.2 million, or 2.67% of total loans. Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders’ equity totaled $29,728,863 at September 30, 2009 compared to $29,016,695 at December 31, 2008. The $712,168 increase was the result of earnings for the nine months combined with an increase in the market value of securities classified as available for sale of $396,080, offset by the payment of dividends of $515,690.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. The Bank exceeds all regulatory capital guidelines and is considered to be well capitalized.

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $9,000,000 at September 30, 2009. No balances were outstanding on these lines at September 30, 2009 or December 31, 2008. Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank. Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank’s 1 to 4 family residential real estate loans, totaled $15,000,000 at September 30, 2009 and $20,000,000 at and December 31, 2008. Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of September 30, 2009, and December 31, 2008. The unused credit line from the Federal Home Loan Bank as of September 30, 2009 is approximately $39,450,000.

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

The Bank’s investment security portfolio also serves as a source of liquidity. The primary goals of the investment portfolio are liquidity management and maturity gap management. As investment securities mature, the proceeds are reinvested in federal funds sold if the federal funds level needs to be increased; otherwise the proceeds are reinvested in similar investment securities. The majority of investment security transactions consist of replacing securities that have been called or matured. The Bank keeps a portion of its investment portfolio in unpledged assets with average lives or repricing terms of less than 60 months. These investments are a preferred source of funds because their market value is not as sensitive to changes in interest rates as investments with longer durations.

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

GRAYSON BANKSHARES, INC.

Date: November 13, 2009	By:	/s/ Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.