Form 10-K
period 2009-12-31
GRAYSON BANKSHARES INC
filed 2010-03-30
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, par value $1.25 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section  15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                                                                          Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if smaller reporting company)                                                        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $34,803,216

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   1,718,968 shares of Common Stock as of March 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders – Part III
Portions of the Company’s 2009 Annual Report – Part II

TABLE OF CONTENTS

PART I
		Page
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS	11
ITEM 2.	PROPERTIES	11
ITEM 3.	LEGAL PROCEEDINGS	12
ITEM 4.	RESERVED	12
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES	12
ITEM 6.	SELECTED FINANCIAL DATA	14
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	15
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	15
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	15
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	15
ITEM 9A(T).	CONTROLS AND PROCEDURES	15
ITEM 9B.	OTHER INFORMATION	17
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	17
ITEM 11.	EXECUTIVE COMPENSATION	17
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED
	STOCKHOLDER MATTERS	17
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	17
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	17
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	17

PART I

Item 1.                                Business

General

Grayson Bankshares, Inc. (the Company) was incorporated as a Virginia corporation on February 3, 1992 to acquire 100% of the stock of The Grayson National Bank (the Bank).  The Bank was acquired by the Company on July 1, 1992.  The Grayson National Bank was founded in 1900 and currently serves Grayson County and surrounding areas through ten banking offices located in the towns of Independence, Hillsville and Wytheville, the localities of Elk Creek, Troutdale and Whitetop, the City of Galax, and Carroll County, Virginia, and the Town of Sparta, North Carolina.

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

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans.  The loan portfolio constituted 80.98% of the interest earning assets of the Bank at December 31, 2009 and has historically produced the highest interest rate spread above the cost of funds.  The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors.  Any aggregate credit which exceeds the authority of the loan officer is forwarded to the Officers’ Loan Committee for approval.  The Officers’ Loan Committee is composed of the Bank President and all loan officers.  All aggregate credits that exceed the lending authority of the Officer’s Loan Committee are presented to the Directors’ Loan Committee for consideration.  The Directors’ Loan Committee has the authority to approve loans up to $1.0 million of total indebtedness to a single customer.  All loans in excess of that amount must be presented to the full Board of Directors for ultimate approval or denial.  The Officers’ and Directors’ Loan Committees not only act as approval bodies to ensure consistent application of the Bank’s loan policy but also provide valuable insight through communication and pooling of knowledge, judgment and experience of their respective members.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate.  At the end of 2009, the Bank had 47.68% of the loan portfolio in single and multi-family housing, 15.01% in non-farm, non-residential real estate loans, 12.71% in farm related real estate loans and 10.80% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 7.60% of the portfolio at year-end 2009.  Consumer loans make up approximately 6.20% of the total loan portfolio.  Consumer loans include loans for household expenditures, car loans and other loans to individuals.  While this category has experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit to be core deposits.  These accounts comprised approximately 78.53% of the Bank’s total deposits at December 31, 2009.  Certificates of deposit in denominations of $100,000 or more represented the remaining 21.47% of deposits at year-end.

Market Area

The Company’s market area consists primarily of the Counties of Grayson, Carroll and Wythe, and the independent city of Galax, in Virginia, as well as Alleghany County in North Carolina.  The market area is rural and employment was once dominated by furniture and textile manufacturing.  As those industries have declined employment has shifted to healthcare, retail and service, light manufacturing, tourism and agriculture.  Continued declines, primarily in furniture, textiles and other manufacturing, have led to an increase in unemployment rates over the past year.  As of December 31, 2009 the unemployment rates in Grayson, Carroll and Wythe Counties and the City of Galax were 10.6%, 11.1%, 10.3% and 9.7% respectively, as compared to the 6.7% average for the state of Virginia.  The 11.1% unemployment rate in Alleghany County, North Carolina was higher than the state average rate of 10.7%.  Estimated annual median family income in the market area is approximately $49,000.

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

Currently, in Grayson County the Company competes with only two other commercial banks, which operate a total of two branch banking facilities.  As of June 30, 2009, the Company held 81.35% of the deposits in Grayson County.  In the City of Galax, the Company competes with six other commercial banks.  Since opening in May of 1996, we have captured a market share of 16.10% of deposits to become the third largest holder of deposits in the market.  Wachovia Bank, NA, leads the Galax market with 29.49% of deposits as of June 30, 2009.  In Alleghany County, North Carolina and Carroll County, Virginia, the Company held market shares of 14.50% and 19.10%, respectively, at June 30, 2009.  In our combined market area we compete with a total of eleven commercial banks.  As of June 30, 2009 we held the highest market share in our combined market area with a total of 29.41% of total deposits.  Carter Bank & Trust held the second highest market share with 19.99% of total deposits.  Total deposits in our combined market area totaled $1.05 billion as of June 30, 2009.

Employees

At December 31, 2009, the Company had 128 total employees representing 119 full time equivalents, none of which are represented by a union or covered by a collective bargaining agreement.  Management considers employee relations to be good.

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

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations.  In October 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF.  The plan altered the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates.  For the first quarter of 2009, the FDIC adopted a uniform, across-the-board 7 basis point increase in the assessment range.  The FDIC also adopted further refinements to its risk-based assessment, effective April 1, 2009, that made the range of total base assessment rates from 8 to 77.5 basis points, starting with the quarter beginning April 1, 2009.   On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009.  In March of 2009, the FDIC reduced the amount of the proposed assessment to 0.10% of total assets, less capital, as of June 30, 2009.  Further, in December, 2009, the FDIC required all financial institutions to prepay their assessments, on an estimated basis, for the next three years.  These changes to the FDIC assessment rates led to a significant increase in insurance premiums for 2009.  Despite the prepayment of estimated assessments in December, 2009, the FDIC may still issue additional emergency assessments if they determine they are necessary to support the DIF.  Management cannot predict what insurance assessment rates will be in the future.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank.  Virtually all of the revenues of the Company result from dividends paid to the Company by the Bank.  Under OCC regulations a national bank may not declare a dividend in excess of its undivided profits. Additionally, a national bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC.  A national bank may not declare or pay any dividend if, after making the dividend, the national bank would be “undercapitalized,” as defined in regulations of the OCC.  The Company is subject to state laws that limit the amount of dividends it can pay.  In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.  The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

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

Dramatic declines in the real estate and housing markets over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption in unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Emergency measures designed to stabilize the U.S. financial system are beginning to wind down.

Since 2008, various legislative and regulatory actions have been implemented to respond to the financial crisis affecting the banking system and financial markets and, more broadly, to the economic recession in general.  Many of these programs are beginning to expire or may be allowed to expire in the near future.  The expiration of these programs may have a direct adverse effect on us or an adverse impact on the financial sector as a whole.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”).   Though the TARP Capital Purchase Plan was scheduled to expire on December 31, 2009, the Treasury announced that it will extend the program until October 3, 2010 in order to retain an adequate financial stability reserve if financial conditions worsen and threaten the economy.  On October 21, 2009, the FDIC voted to end the Debt Guarantee Program portion of the Temporary Liquidity Guarantee Program, which guarantees certain “newly-issued unsecured debt” of banks and certain holding companies.  The Debt Guarantee Program expired on October 31, 2009, with the guarantee period on such debt expiring on December 30, 2012.  The Transaction Account Guarantee portion of the program, which guarantees non-interest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.  The Federal Reserve has also announced its intentions to begin selling off its portfolio of mortgage-backed securities, which it previously purchased in order to stabilize the residential mortgage market.

We cannot predict the effect that the wind-down of these various governmental programs will have on the current financial market conditions, or on our business, financial condition, results of operations, access to credit and the trading price of our common stock.

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

    In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

        Certain reform proposals under consideration could result in our becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

We may be adversely affected by economic conditions in our market area.

                   We are located in southwestern Virginia, and our local economy is heavily influenced by the furniture and textile industries, both of which have been in decline in recent years.  Further changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing.  Higher unemployment rates may lead to increases in past-due and nonperforming loans thus having a negative impact on the earnings of the Bank.  A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The requirement that our auditors attest to and report on management’s assessment of our internal controls is expected to be applicable to us for our fiscal year ending December 31, 2010. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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
(276) 388-3811

The Bank has a conference center located at 558 East Main Street, Independence, Virginia that is used for various board and committee meetings, as well as continuing education and training programs for bank employees.  The Bank opened an operations center adjacent to the main office in Independence, Virginia, in October 2008.  The Bank also owns land in the Town of Wytheville, Virginia that will be used for construction of a full service branch facility.  The Bank currently operates a full service branch in a leased facility located at 150 West Main Street, Wytheville, Virginia.

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

Item 4.                  Reserved

PART II

Item 5.     Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is currently quoted on the OTC Bulletin Board under the symbol “GSON.”  The Stock was listed on the OTC Bulletin Board on January 19, 2010.  Prior to that date, shares of the Company’s Common Stock were neither listed on any stock exchange nor quoted on any market and traded infrequently.  Shares of Common Stock were periodically sold in a limited number of privately negotiated transactions.  Based on information available to it, the Company believes that from January 1, 2008 to December 31, 2009, the selling price of shares of Common Stock ranged from $15.00 to $28.00.  There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low

2008: 1st quarter 2nd quarter 3rd quarter 4th quarter	28.00 28.00 27.00 25.00	26.00 25.00 25.00 24.00	0.21 0.21 0.21 0.23
2009: 1st quarter 2nd quarter 3rd quarter 4th quarter	24.00 24.00 19.95 19.00	24.00 21.00 18.00 15.00	0.10 0.10 0.10 0.10

As of March 30, 2010, there were approximately 800 record holders of Common Stock.  There were no Company repurchases of the Common Stock during 2009 or 2008.

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

Item 6.                      Selected Financial Data1

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2009, 2008, 2007, 2006 and 2005.

	2009	2008	2007	2006	2005
Summary of Operations

Interest income	$19,917	$21,950	$22,884	$20,623	$17,148
Interest expense	8,417	10,433	10,834	8,636	5,802
Net interest income	11,500	11,517	12,050	11,987	11,346
Provision for loan losses	1,491	1,200	465	520	504
Other income	2,243	459	1,973	1,673	1,415
Other expense	11,269	10,074	9,095	8,670	7,945
Income taxes	100	(52)	1,296	1,323	1,204
Net income	$883	$754	$3,167	$3,147	$3,108

Per Share Data

Net income	$.51	$.44	$1.84	$1.83	$1.81
Cash dividends declared	.40	.86	.86	.90	.68
Book value	17.77	16.88	17.62	16.47	16.15
Estimated market value2	17.00	24.00	29.00	30.00	30.00

Year-end Balance Sheet Summary

Loans, net	$266,628	$267,889	$263,729	$245,517	$217,091
Investment securities	42,034	49,451	42,573	40,848	39,279
Total assets	369,902	368,197	361,486	333,604	304,165
Deposits	313,483	305,730	309,174	282,246	250,400
Stockholders’ equity	30,540	29,017	30,291	28,304	27,753

Selected Ratios

Return on average assets	0.24%	0.21%	0.93%	1.01%	1.09%
Return on average equity	2.99%	2.46%	10.77%	10.85%	11.43%
Average equity to average assets	8.01%	8.40%	8.67%	9.33%	9.55%

_______________________
1      In thousands of dollars, except per share data.
2      Provided at the trade date nearest year end.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Pursuant to General Instruction G(2) of Form 10-K, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to General Instruction G(2) of Form 10-K, Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 8.                  Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) of Form 10-K, the following financial statements in the Company's 2009 Annual Report to Shareholders are incorporated herein by reference.

Independent Auditor's Report
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 20087, and 2007
Notes to Consolidated Financial Statements

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2009.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors,” (except for the information set forth under the headings, “Election of Directors—Security Ownership of Management” and “Election of Directors—Security Ownership of Certain Beneficial Owners“) and “Corporate Governance and the Board of Directors—Code of Ethics” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors--Security Ownership of Management” and “Election of Directors--Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Management” and “Corporate Governance and the Board of Directors—Independence of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Audit Information” (except for information set forth under the heading “Audit Information—Audit Committee Report”) in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)           (1) and (2).  The response to this portion of Item 15 is submitted as a separate section ofthis report.

(3).  Exhibits:

3.1	Articles of Incorporation of the Company, incorporated herein by reference toExhibit 3.1 of the Company’s Registration Statement on Form 10, File No. 0-30535

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of theCompany’s Registration Statement on Form 10, File No. 0-30535.

13.1	2009 Annual Report to Shareholders.

21.1	Subsidiary of the Company, incorporated herein by reference to Exhibit 21.1 ofthe Company’s Annual Report on Form 10-K for the year ended December 31,2002

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C. § 1350.

(b)           Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as aseparate section of this report.

(c)           Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYSON BANKSHARES, INC.

Date:	March 30, 2010	By:	/s/ Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacky K. Anderson	President and	March 30, 2010
Jacky K. Anderson	Chief Executive Officer
(Principal Executive Officer)

/s/ Blake M. Edwards, Jr.	Chief Financial Officer	March 30, 2010
Blake M. Edwards, Jr.	(Principal Financial and
Accounting Officer)

/s/ Bryan L. Edwards	Director	March 30, 2010
Bryan L. Edwards

/s/ Dennis B. Gambill	Director	March 30, 2010
Dennis B. Gambill

/s/ Julian L. Givens	Director	March 30, 2010
Julian L. Givens

Director
Jack E. Guynn, Jr.

Director
Thomas M. Jackson, Jr.

Signature	Title	Date

/s/ Jean W. Lindsey	Director	March 30, 2010
Jean W. Lindsey

/s/ Carl J. Richardson	Director	March 30, 2010
Carl J. Richardson

/s/ Charles T. Sturgill	Director	March 30, 2010
Charles T. Sturgill

Director
J. David Vaughn

Director
Hayden H. Horney

INDEX OF EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K.
3.1	Articles of Incorporation of the Company, incorporated herein by reference toExhibit 3.1 of the Company’s Registration Statement on Form 10, File No. 0-30535

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of theCompany’s Registration Statement on Form 10, File No. 0-30535.

13.1	2009 Annual Report to Shareholders.

21.1	Subsidiary of the Company, incorporated herein by reference to Exhibit 21.1 ofthe Company’s Annual Report on Form 10-K for the year ended December 31, 2002

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C. § 1350.