Form 10-Q/A
period 2009-09-30
GRAYSON BANKSHARES INC
filed 2010-04-09
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Grayson Bankshares, Inc. (the “Company”) for the quarterly period ended September 30, 2009 that was originally filed with the Securities and Exchange Commission on November 13, 2009 (the “Form 10-Q”) is being filed to (i) amend Item 5 of Part II of the Form 10-Q to include information concerning the appointment of a new member to the Company’s Board of Directors that was required to be disclosed in a Current Report on Form 8-K during the period covered by the Form 10-Q, but which was not reported on Form 8-K during that period, and (ii) amend Item 6 of Part II of the Form 10-Q to update Exhibits 31.1, 31.2 and 32.1.

No other information in the Form 10-Q is being amended by this Amendment No. 1 and this Amendment No. 1 continues to speak as of the period ending date in the original filing of the Form 10-Q.

PART II

Item 5.                                Other Information.

On July 14, 2009, the Board of Directors of the Company elected Mr. Hayden H. Horney as a new director of the Company.  Mr. Horney has served as the Clerk of Circuit Court of Wythe County, Virginia since 1984.  Pursuant to the Company’s Bylaws, Mr. Horney was added to the class of directors with terms expiring at the Annual Meeting of Shareholders to be held on May 11, 2010.  The Board anticipates naming Mr. Horney to serve on one or more committees of the Board but at the time of filing this Form 10-Q/A has not determined to which committees he will be named.

Consistent with the compensation policies applicable to the Company’s directors, Mr. Horney will be eligible to receive a fee of $600 for each meeting of the Board and $300 for each committee meeting he attends.

Item 6.                                Exhibits.

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

       GRAYSON BANKSHARES, INC.

Dated: April 9, 2010                                                                                     By:           /s/ Jacky K. Anderson
         Jacky K. Anderson
         President and Chief Executive Officer

       By:            /s/ Blake M. Edwards
         Blake M. Edwards
         Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                                      Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C. Section 1350.