Form 10-Q
period 2010-03-31
GRAYSON BANKSHARES INC
filed 2010-05-14
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,718,968 shares of Common Stock, par value
$1.25 per share, outstanding as of May 14, 2010.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—March 31, 2010 (Unaudited)
	and December 31, 2009 (Audited)	3

	Unaudited Consolidated Statements of Income—Three Months Ended
	March 31, 2010 and March 31, 2009	4

	Consolidated Statements of Changes in Stockholders’ Equity—Three Months
	Ended March 31, 2010 (Unaudited) and Year Ended December 31, 2009 (Audited)	5

	Unaudited Consolidated Statements of Cash Flows—Three Months Ended
	March 31, 2010 and March 31, 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Removed and Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Part I.  Financial Information

Item 1.  Financial Statements

Grayson Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)

Cash and due from banks	$9,469,485	$8,637,123
Interest-bearing deposits with banks	300,188	300,000
Federal funds sold	21,299,796	19,356,999
Investment securities available for sale	40,728,939	39,859,119
Investment securities held to maturity
(fair value approximately $2,297,321 at March 31, 2010,
and $2,254,196 at December 31, 2009)	2,186,446	2,174,882
Restricted equity securities	1,783,700	1,783,700
Loans, net of allowance for loan losses of $3,744,934 at
March 31, 2010 and $3,555,273 at December 31, 2009	262,850,283	266,628,050
Cash value of life insurance	8,173,134	8,098,134
Foreclosed assets	2,786,385	2,808,885
Property and equipment, net	11,034,756	11,133,834
Accrued interest receivable	2,294,589	2,626,164
Other assets	6,071,150	6,195,031
	$368,978,851	$369,601,921
Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$43,309,657	$44,924,699
Interest-bearing	268,405,679	268,558,517
Total deposits	311,715,336	313,483,216

Long-term debt	25,000,000	25,000,000
Accrued interest payable	782,944	382,653
Other liabilities	543,387	196,107
	338,041,667	339,061,976

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $25 par value; 500,000
shares authorized; none issued	-	-
Common stock, $1.25 par value; 2,000,000 shares
authorized; 1,718,968 shares issued
in 2010 and 2009, respectively	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	28,734,401	28,497,214
Accumulated other comprehensive income (loss)	(467,552)	(627,604)
	30,937,184	30,539,945
	$368,978,851	$369,601,921

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$4,305,442	$4,574,039
Interest-bearing deposits in banks	210	-
Federal funds sold	9,291	10,633
Investment securities:
Taxable	336,277	435,022
Exempt from federal income tax	93,740	111,079
	4,744,960	5,130,773

Interest expense
Deposits	1,467,909	2,027,201
Interest on borrowings	260,463	310,899
	1,728,372	2,338,100
Net interest income	3,016,588	2,792,673

Provision for loan losses	286,508	134,834
Net interest income after
provision for loan losses	2,730,080	2,657,839

Noninterest income (loss)
Service charges on deposit accounts	232,738	209,150
Increase in cash value of life insurance	75,000	78,000
Net realized gains (losses) on securities	35,957	25,467
Other income	164,969	160,815
	508,664	473,432

Noninterest expense
Salaries and employee benefits	1,565,785	1,641,713
Occupancy expense	136,128	120,215
Equipment expense	195,738	206,937
Other expense	813,009	531,988
	2,710,660	2,500,853
Income before income taxes	528,084	630,418

Income tax expense	119,000	167,000
Net income	$409,084	$463,418

Basic earnings per share	$0.24	$0.27
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.10	$0.10

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months ended March 31, 2010 (unaudited) and the Year ended December 31, 2009(audited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2008	1,718,968	$2,148,710	$521,625	$28,302,082	$(1,955,722)	$29,016,695

Comprehensive income
Net income	-	-	-	882,719	-	882,719
Net change in pension reserve					-
net of income taxes of $555,893	-	-	-	-	1,079,087	1,079,087
Net change in unrealized
gain on investment
securities available for
sale, net of taxes of $203,119	-	-	-	-	394,290	394,290
Reclassification adjustment,
net of income taxes of ($74,830) -	-	-	-	-	(145,259)	(145,259)
Total comprehensive income						2,210,837

Dividends paid
($.40 per share)	-	-	-	(687,587)	-	(687,587)
Balance, December 31, 2009	1,718,968	$2,148,710	$521,625	$28,497,214	$(627,604)	$30,539,945

Comprehensive income
Net income	-	-	-	409,084	-	409,084
Net change in unrealized
loss on investment
securities available for
sale, net of taxes of $94,677	-	-	-	-	183,784	183,784
Reclassification adjustment,
net of income taxes of ($12,226) -	-	-	-	-	(23,732)	(23,732)
Total comprehensive income						569,136

Dividends paid
($.10 per share)	-	-	-	(171,897)	-	(171,897)
Balance, March 31, 2010	1,718,968	$2,148,710	$521,625	$28,734,401	$(467,552)	$30,937,184

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$409,084	$463,418
Adjustments to reconcile net income
to net cash provided by operations:
Depreciation and amortization	190,500	205,500
Provision for loan losses	286,508	134,834
Deferred income taxes	(82,000)	(48,000)
Net realized gains on securities	(35,957)	(25,467)
Accretion of discount on securities, net of
amortization of premiums	51,933	15,297
Deferred compensation	(8,512)	(2,845)
Net realized loss on foreclosed assets	275	-
Changes in assets and liabilities:
Cash value of life insurance	(75,000)	(78,000)
Accrued income	331,575	466,657
Other assets	123,430	(22,213)
Accrued interest payable	400,291	433,381
Other liabilities	355,792	114,494
Net cash provided by operating activities	1,947,919	1,657,056

Cash flows from investing activities
Net increase in interest-bearing deposits	(188)	-
Net increase in federal funds sold	(1,942,797)	(9,899,232)
Purchases of available-for-sale investment securities	(15,417,695)	(11,048,603)
Sales of available-for-sale investment securities	1,056,563	2,877,961
Maturities/calls/paydowns of available-for-sale investment securities	13,706,276	10,270,704
Net decrease in loans	3,491,259	3,318,014
Proceeds from the sale of foreclosed assets	22,224	-
Purchases of property and equipment, net of sales	(91,422)	(276,497)
Net cash provided by (used in) investing activities	824,220	(4,757,653)

Cash flows from financing activities
Net increase (decrease) in deposits	(1,767,880)	5,082,856
Dividends paid	(171,897)	(171,897)
Net cash (used in) provided by financing activities	(1,939,777)	4,910,959
Net increase in cash and cash equivalents	832,362	1,810,362

Cash and cash equivalents, beginning	8,637,123	9,536,772
Cash and cash equivalents, ending	$9,469,485	$11,347,134

Supplemental disclosure of cash flow information
Interest paid	$1,328,081	$1,904,719
Taxes paid	$-	$190,000
Transfers of loans to foreclosed properties	$-	$87,388

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

The Bank was organized under the laws of the United States in 1900 and currently serves Grayson County, Virginia and surrounding areas through ten banking offices.  As an FDIC-insured National Banking Association, the Bank is subject to regulation by the Comptroller of the Currency.  The Company is regulated by the Board of Governors of the Federal Reserve System.

The consolidated financial statements as of March 31, 2010 and for the periods ended March 31, 2010 and 2009 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2009, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in Note 8 below.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances.  The daily average cash reserve requirement was approximately $1,656,000 and $1,612,000 for the periods including March 31, 2010 and December 31, 2009, respectively.

Note 3.  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The carrying amount of securities and their approximate fair values at March 31, 2010 and December 31, 2009 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
Available for sale:
U.S. Government agency securities	$1,515,190	$82,471	$-	$1,597,661
Government sponsored enterprises	13,951,859	44,037	178,231	13,817,665
Mortgage-backed securities	17,159,843	680,450	-	17,840,293
State and municipal securities	7,279,931	232,142	38,753	7,473,320
	$39,906,823	$1,039,100	$216,984	$40,728,939
Held to maturity:
State and municipal securities	$2,186,446	$112,784	$1,909	$2,297,321

December 31, 2009
Available for sale:
U.S. Government agency securities	$1,629,026	$81,689	$-	$1,710,715
Government sponsored enterprises	13,067,890	38,375	204,195	12,902,070
Mortgage-backed securities	17,295,436	560,310	-	17,855,746
State and municipal securities	7,287,155	162,768	59,335	7,390,588
	$39,279,507	$843,142	$263,530	$39,859,119
Held to maturity:
State and municipal securities	$2,174,882	$86,889	$7,575	$2,254,196

There were no securities transferred between the available for sale and held to maturity portfolios during the three-month period ended March 31, 2010 or the year ended December 31, 2009.

Restricted equity securities were $1,783,700 at March 31, 2010 and December 31, 2009.  Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost.  All of these entities are upstream correspondents of the Bank.  The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money.  The Bank is required to hold that stock so long as it borrows from the FHLB.  The Federal Reserve requires Banks to purchase stock as a condition for membership in the Federal Reserve system.  The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 3.  Investment Securities, continued

The following table details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
Available for sale
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Government sponsored enterprises	8,382,891	118,890	1,978,120	59,341	10,361,011	178,231
Mortgage-backed securities	-	-	-	-	-	-
State and municipal securities	-	-	720,802	38,753	720,802	38,753
Total securities available for sale	$8,382,891	$118,890	$2,698,922	$98,094	$11,081,813	$216,984

Held to maturity
State and municipal securities	$-	$-	$225,747	$1,909	$225,747	$1,909

December 31, 2009
Available for sale
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Government sponsored enterprises	5,454,054	204,195	-	-	5,454,054	204,195
Mortgage-backed securities	-		-		-	-
State and municipal securities	1,006,692	8,439	708,900	50,896	1,715,592	59,335
Total securities available for sale	$6,460,746	$212,634	$708,900	$50,896	$7,169,646	$263,530

Held to maturity
State and municipal securities	$-	$-	$220,031	$7,575	$220,031	$7,575

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

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition and the issuer's anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at March 31, 2010. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 3.  Investment Securities, continued

Investment securities with amortized cost of approximately $16,315,015 at March 31, 2010 and $15,278,151 at December 31, 2009, were pledged as collateral on public deposits and for other purposes as required or permitted by law.  Gross realized gains and losses for the three-month periods ended March 31, 2010 and 2009 are as follows:

	2010	2009

Realized gains	$35,957	82,992
Realized losses	-	(57,525)
	$35,957	$25,467

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2010, were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$340,259	$343,913	$-	$-
Due after one year through five years	2,163,854	2,261,726	1,479,077	1,562,799
Due after five years through ten years	11,635,459	12,102,633	-	-
Due after ten years	25,767,251	26,020,667	707,369	734,522
	$39,906,823	$40,728,939	$2,186,446	$2,297,321

Maturities of mortgage backed securities are based on contractual amounts.  Actual maturity will vary as loans underlying the securities are prepaid.

Note 4.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2010 and 2009.

	2010	2009

Balance, beginning	$3,555,273	$3,359,946
Provision charged to expense	286,508	134,834
Recoveries of amounts charged off	39,101	7,546
Amounts charged off	(135,948)	(135,766)
Balance, ending	$3,744,934	$3,366,560

Note 5.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2010 and 2009 follows:

	2010	2009

Tax at statutory federal rate	$179,549	$214,342
Tax exempt interest income	(41,690)	(39,625)
Other tax exempt income	(25,500)	(26,520)
Other	6,641	18,803
	$119,000	$167,000

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 6.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2010 and 2009.

	March 31,
	2010	2009

Service cost	$102,960	97,769
Interest cost	104,258	95,369
Expected return on plan assets	(165,071)	(89,534)
Amortization of net obligation at transition	-	(5)
Amortization of prior service cost	808	2,695
Amortization of net (gain) or loss	9,699	36,101
Net periodic benefit cost	$52,654	$142,395

It is Bank policy to contribute the maximum tax-deductible amount each year as determined by the plan administrator.  No contribution to the plan was made during the three month period ended March 31, 2010.  Based on current information, it is anticipated the 2010 contribution will be approximately $772,933 and will be made sometime in the second quarter of 2010.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at March 31, 2010 and 2009 is as follows:

	2010	2009

Commitments to extend credit	$17,090,964	$18,771,928
Standby letters of credit	-	-
	$17,090,964	$18,771,928

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

Interest-bearing deposits with banks:  Due to their short-term nature, the carrying value of federal funds sold approximate their fair value.

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

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 8.  Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and due from banks	$9,469	$9,469	$8,637	$8,637
Interest bearing deposits with banks	300	300	300	300
Federal funds sold	21,300	21,300	19,357	19,357
Securities, available for sale	40,729	40,729	39,859	39,859
Securities, held to maturity	2,186	2,297	2,175	2,254
Restricted equity securities	1,784	1,784	1,784	1,784
Loans, net of allowance for loan losses	262,850	264,248	266,628	269,442
Cash value of life insurance	8,173	8,173	8,098	8,098
Accrued interest receivable	2,295	2,295	2,626	2,626

Financial liabilities
Deposits	311,715	314,080	313,483	315,789
Long-term debt	25,000	26,566	25,000	27,511
Accrued interest payable	783	783	383	383

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, “Receivables”.   The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2.  Examples of Level 2 derivatives are interest rate swaps, caps and floors.  No derivative instruments were held as of March 31, 2010, or December 31, 2009.

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

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 8.  Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

March 31, 2010	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Government agency securities	$1,597,661	$-	$1,597,661	$-
Government sponsored enterprises	13,817,665	-	13,817,665	-
Mortgage-backed securities	17,840,293	-	17,840,293	-
State and municipal securities	7,473,320	-	7,473,320	-
Total investment securities available for sale	$40,728,939	$-	$40,728,939	$-
Total assets at fair value	$40,728,939	$-	$40,728,939	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Government agency securities	$1,710,715	$-	$1,710,715	$-
Government sponsored enterprises	12,902,070	-	12,902,070	-
Mortgage-backed securities	17,855,746	-	17,855,746	-
State and municipal securities	7,390,588	-	7,390,588	-
Total investment securities available for sale	$39,859,119	$-	$39,859,119	$-
Total assets at fair value	$39,859,119	$-	$39,859,119	$-

Total liabilities at fair value	$-	$-	$-	$-

There were no significant transfers to or from Levels 1 and 2 during the three-month period ended March 31, 2010 or for the year ended December 31, 2009.

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

March 31, 2010	Total	Level 1	Level 2	Level 3

Loans	$1,532,034	$-	$701,148	$830,886
Foreclosed assets	308,659	-	67,159	241,500
Total assets at fair value	$1,840,693	$-	$768,307	$1,072,386

Total liabilities at fair value	$-	$-	$-	$-

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 8.  Fair Value, continued

December 31, 2009	Total	Level 1	Level 2	Level 3

Loans	$1,365,896	$-	$637,004	$728,892
Foreclosed assets	331,159	-	67,159	264,000
Total assets at fair value	$1,697,055	$-	$704,163	$992,892

Total liabilities at fair value	$-	$-	$-	$-

Note 9.  Subsequent Events

Management has evaluated events occurring subsequent to the balance sheet date through the date these financial statements were issued, determining no events require additional disclosure in these consolidated financial statements.

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Overall, pre-tax earnings for the quarter ended March 31, 2010 totaled $528,084 compared to pre-tax earnings of $630,418 for the same period in 2009.   Income tax expense decreased by $48,000 from the first quarter of 2009 to 2010 resulting in net income of $409,084 for the first quarter of 2010 compared to $463,418 for the same period in 2009.

Total interest income decreased by $385,813 for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, while interest expense on deposits and other borrowings decreased by $609,728 over the same period.  The decrease in interest income was attributable primarily to decreases in the average outstanding balances of both loans and investment securities for the first quarter of 2010 as compared to the same quarter in 2009, an increase in the amount of loans on non-accrual status, and a decrease in the average yield on investment securities in the first quarter of 2010 compared to 2009.  The decreased loan demand allowed management to more aggressively lower interest rates on deposits, leading to the greater reduction in interest expense.   The result was an increase in net interest income of $223,915, or 8.02% for the quarter ended March 31, 2010, compared to the same quarter last year.

The provision for loan losses was $286,508 for the quarter ended March 31, 2010 and $134,834 for the same period in 2009.  The increase was due to increased charge-offs as well as management’s desire to maintain higher reserve levels in light of deteriorating economic conditions and increases in the level of past-due loans.  The reserve for loan losses at March 31, 2010 was approximately 1.40% of total loans, compared to 1.26% at March 31, 2009.  Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $508,664 in the first quarter of 2010 compared to $473,432 in the first quarter of 2009.  The majority of the increase came as a result of increased service charges on deposit accounts.

Noninterest expenses increased by $209,807, or 8.39%, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  Salary and employee benefit expenses decreased by $75,928, or 4.62% due to employee attrition and reductions in benefit costs.  Occupancy expense increased by $15,913, or 13.24% due to a significant increase in local utility rates.  Other expenses increased by $281,021, or 52.82%.  The increase in other expenses in 2010 was due primarily to credits in provisions for overdraft losses of approximately $170,000 that were recognized in 2009 which did not recur in 2010.  FDIC assessments also increased in the first quarter of 2010 by approximately $72,000 compared to the first quarter of 2009.

Part I.  Financial Information

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets decreased by $623,070, or 0.17%, from December 31, 2009 to March 31, 2010.  Net loans decreased by $3,777,767, federal funds sold increased by $1,942,797 and investment securities increased by $881,384.

Total deposits decreased by $1,767,880, or 0.56%, from December 31, 2009 to March 31, 2010.  The decrease in deposits came as management moved to lower deposit rates in conjunction with the decreases in rates on loans and federal funds sold, combined with decreasing loan demand.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $18,130,704 at December 31, 2009 to $19,011,872 at March 31, 2010.  Foreclosed assets consist of nine properties totaling $2,786,385 at March 31, 2010.  One commercial real estate property represents the majority of the balance in foreclosed assets with a value of $2,422,726.  The remaining properties include five residential real estate properties, one commercial building, and two tracts of undeveloped land.  There was one disposal of a foreclosed property in the first quarter of 2010 which resulted in a loss of $275.  All foreclosed properties are being marketed for sale.  Loans past due more than ninety days increased from $1,163,076 at December 31, 2009 to $3,272,306 at March 31, 2010.

Nonaccrual loans decreased from $14,158,743 at December 31, 2009 to $12,953,181 at March 31, 2010.  During the first quarter of 2010, loans totaling $1,153,697 were added to nonaccrual status while loans totaling $2,320,600 were removed from nonaccrual status.  Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.  Loans less than 90 days past due may be placed in nonaccrual status if management determines that payment in full of principal or interest is not expected.  Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof.  Management continues to closely monitor nonperforming assets and their impact on earnings and loan loss reserves.

Certain types of loans, such as option ARM products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  The Bank has not offered these types of loans in the past and does not offer them currently.  Junior-lien mortgages can also be considered higher risk loans.  Our junior-lien portfolio at March 31, 2010 totaled $7.0 million, or 2.62% of total loans.  Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Stockholders’ equity totaled $30,937,184 at March 31, 2010 compared to $30,539,945 at December 31, 2009.  The $397,239 increase was the result of earnings for the three months combined with an increase in the market value of securities classified as available for sale of $160,052, offset by the payment of dividends of $171,897.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities.  The Bank exceeds all regulatory capital guidelines and is considered to be “well capitalized.”

Part I.  Financial Information

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $9,000,000 at March 31, 2010.  No balances were outstanding on these lines at March 31, 2010 or December 31, 2009.  Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank.  Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank’s 1 to 4 family residential real estate loans, totaled $15,000,000 at March 31, 2010 and December 31, 2009.  Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of March 31, 2010, and December 31, 2009.  The unused credit line from the Federal Home Loan Bank as of March 31, 2010 is approximately $40,000,000.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company.  Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  For additional information on known and unknown risks, see the “Forward Looking Statements” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 4.                     Removed and Reserved

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

GRAYSON BANKSHARES, INC.

Date: May 14, 2010	By:	/s/ Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

23

Exhibit Index

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.