Form 10-Q
period 2010-06-30
GRAYSON BANKSHARES INC
filed 2010-08-13
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,718,968 shares of Common Stock, par value
$1.25 per share, outstanding as of August 13, 2010.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—June 30, 2010 (Unaudited)
	and December 31, 2009 (Audited)	3

	Unaudited Consolidated Statements of Income—Six Months Ended
	June 30, 2010 and June 30, 2009	4

	Unaudited Consolidated Statements of Income—Three Months Ended	5
	June 30, 2010 and June 30, 2009

	Consolidated Statements of Changes in Stockholders’ Equity—Six Months
	Ended June 30, 2010 (Unaudited) and Year Ended December 31, 2009 (Audited)	6

	Unaudited Consolidated Statements of Cash Flows—Six Months Ended
	June 30, 2010 and June 30, 2009	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Removed and Reserved	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Part I.  Financial Information

Item 1.  Financial Statements

Grayson Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)

Cash and due from banks	$10,014,653	$8,637,123
Interest-bearing deposits with banks	300,307	300,000
Federal funds sold	19,283,671	19,356,999
Investment securities available for sale	40,427,323	39,859,119
Investment securities held to maturity
(fair value approximately $2,288,946 at June 30, 2010,
and $2,254,196 at December 31, 2009)	2,198,019	2,174,882
Restricted equity securities	1,783,700	1,783,700
Loans, net of allowance for loan losses of $3,891,028 at
June 30, 2010 and $3,555,273 at December 31, 2009	262,406,535	266,628,050
Cash value of life insurance	8,248,134	8,098,134
Foreclosed assets	3,092,726	2,808,885
Property and equipment, net	10,901,106	11,133,834
Accrued interest receivable	2,443,533	2,626,164
Other assets	6,407,669	6,195,031
	$367,507,376	$369,601,921
Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$42,584,738	$44,924,699
Interest-bearing	267,851,226	268,558,517
Total deposits	310,435,964	313,483,216

Long-term debt	25,000,000	25,000,000
Accrued interest payable	344,261	382,653
Other liabilities	528,617	196,107
	336,308,842	339,061,976

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $25 par value; 500,000
shares authorized; none issued	-	-
Common stock, $1.25 par value; 2,000,000 shares
authorized; 1,718,968 shares issued
in 2010 and 2009, respectively	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	28,706,144	28,497,214
Accumulated other comprehensive income (loss)	(177,945)	(627,604)
	31,198,534	30,539,945
	$367,507,376	$369,601,921

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Six Months ended June 30, 2010 and 2009

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$8,475,970	$8,939,865
Interest-bearing deposits in banks	329	-
Federal funds sold	19,959	18,756
Investment securities:
Taxable	682,087	864,494
Exempt from federal income tax	185,968	212,668
	9,364,313	10,035,783

Interest expense
Deposits	2,877,082	3,901,651
Interest on borrowings	523,820	611,245
	3,400,902	4,512,896
Net interest income	5,963,411	5,522,887

Provision for loan losses	849,759	581,637
Net interest income after
	5,113,652	4,941,250

Noninterest income
Service charges on deposit accounts	504,782	461,326
Increase in cash value of life insurance	150,000	156,000
Net realized gains on securities	32,967	164,181
Other income	314,181	321,083
	1,001,930	1,102,590

Noninterest expense
Salaries and employee benefits	3,154,829	3,290,727
Occupancy expense	244,774	238,105
Equipment expense	395,991	421,932
Other expense	1,662,264	1,534,421
	5,457,858	5,485,185
Income before income taxes	657,724	558,655

Income tax expense	105,000	73,000
Net income	$552,724	$485,655

Basic earnings per share	$0.32	$0.28
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.20	$0.20

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months ended June 30, 2010 and 2009

	Three Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$4,170,528	$4,365,826
Interest-bearing deposits in banks	119	-
Federal funds sold	10,668	8,123
Investment securities:
Taxable	345,810	429,472
Exempt from federal income tax	92,228	101,589
	4,619,353	4,905,010

Interest expense
Deposits	1,409,173	1,874,450
Interest on borrowings	263,357	300,346
	1,672,530	2,174,796
Net interest income	2,946,823	2,730,214

Provision for loan losses	563,251	446,803
Net interest income after
Provision for loan losses	2,383,572	2,283,411

Noninterest income
Service charges on deposit accounts	272,044	252,176
Increase in cash value of life insurance	75,000	78,000
Net realized gains (losses) on securities	(2,990)	138,714
Other income	149,212	160,268
	493,266	629,158

Noninterest expense
Salaries and employee benefits	1,589,044	1,649,014
Occupancy expense	108,646	117,890
Equipment expense	200,253	214,995
Other expense	849,255	1,002,433
	2,747,198	2,984,332
Income (loss) before income taxes	129,640	(71,763)

Income tax benefit	(14,000)	(94,000)
Net income	$143,640	$22,237

Basic earnings per share	$0.08	$0.01
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.10	$0.10

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months ended June 30, 2010 (unaudited) and the Year ended December 31, 2009(audited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2008	1,718,968	$2,148,710	$521,625	$28,302,082	$(1,955,722)	$29,016,695

Comprehensive income
Net income	-	-	-	882,719	-	882,719
Net change in pension reserve
net of income taxes of $555,893	-	-	-	-	1,079,087	1,079,087
Net change in unrealized
gain on investment
securities available for
sale, net of taxes of $203,119	-	-	-	-	394,290	394,290
Reclassification adjustment,
net of income taxes of ($74,830)	-	-	-	-	(145,259)	(145,259)
Total comprehensive income						$2,210,837

Dividends paid
($.40 per share)	-	-	-	(687,587)	-	(687,587)
Balance, December 31, 2009	1,718,968	$2,148,710	$521,625	$28,497,214	$(627,604)	$30,539,945

Comprehensive income
Net income	-	-	-	552,724	-	552,724
Net change in unrealized
loss on investment
securities available for
sale, net of taxes of $242,851	-	-	-	-	471,417	471,417
Reclassification adjustment,
net of income taxes of ($11,209)	-	-	-	-	(21,758)	(21,758)
Total comprehensive income						1,002,383

Dividends paid
($.20 per share)	-	-	-	(343,794)	-	(343,794)
Balance, June 30, 2010	1,718,968	$2,148,710	$521,625	$28,706,144	$(177,945)	$31,198,534

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2010 and 2009

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$552,724	$485,655
Adjustments to reconcile net income
to net cash provided by operations:
Depreciation and amortization	381,000	411,000
Provision for loan losses	849,759	581,637
Deferred income taxes	118,000	609,000
Net realized gains on securities	(32,967)	(164,181)
Accretion of discount on securities, net of
amortization of premiums	104,492	42,534
Deferred compensation	(14,879)	(9,318)
Net realized loss on foreclosed assets	1,070	2,073
Changes in assets and liabilities:
Cash value of life insurance	(150,000)	(156,000)
Accrued income	182,631	416,523
Other assets	(562,281)	16,148
Accrued interest payable	(38,392)	(84,700)
Other liabilities	347,389	(2,593,217)
Net cash provided by (used in) operating activities	1,738,546	(442,846)

Cash flows from investing activities
Net increase in interest-bearing deposits	(307)	-
Net decrease in federal funds sold	73,328	2,167,967
Purchases of available-for-sale investment securities	(17,417,695)	(13,980,295)
Sales of available-for-sale investment securities	2,138,794	5,657,100
Maturities/calls/paydowns of available-for-sale investment securities	15,297,337	11,803,775
Maturities/calls/paydowns of held-to-maturity investment securities	-	500,000
Purchases of restricted equity securities	-	(12,900)
Net (increase) decrease in loans	2,948,756	(631,646)
Proceeds from the sale of foreclosed assets	138,089	29,427
Purchases of property and equipment, net of sales	(148,272)	(635,323)
Net cash provided by investing activities	3,030,030	4,898,105

Cash flows from financing activities
Net increase (decrease) in deposits	(3,047,252)	2,989,139
Dividends paid	(343,794)	(343,793)
Net decrease in long-term debt	-	(5,000,000)
Net cash used in financing activities	(3,391,046)	(2,354,654)
Net increase in cash and due from banks	1,377,530	2,100,605

Cash and due from banks, beginning	8,637,123	9,536,772
Cash and due from banks, ending	$10,014,653	$11,637,377

Supplemental disclosure of cash flow information
Interest paid	$3,439,294	$4,597,596
Taxes paid	$-	$190,000
Transfers of loans to foreclosed properties	$423,000	$435,000

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

The consolidated financial statements as of June 30, 2010 and for the periods ended June 30, 2010 and 2009 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2009, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The results of operations for the six-month and three-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances.  The daily average cash reserve requirement was approximately $1,809,000 and $1,612,000 for the periods including June 30, 2010 and December 31, 2009, respectively.

Note 3.  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The carrying amount of securities and their approximate fair values at June 30, 2010 and December 31, 2009 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2010
Available for sale:
U.S. Government agency securities	$1,368,502	$74,853	$-	$1,443,355
Government sponsored enterprises	15,568,718	309,104	42,558	15,835,264
Mortgage-backed securities	15,463,394	736,916	-	16,200,310
State and municipal securities	6,765,795	186,409	3,810	6,948,394
	$39,166,409	$1,307,282	$46,368	$40,427,323
Held to maturity:
State and municipal securities	$2,198,019	$94,618	$3,691	$2,288,946

December 31, 2009
Available for sale:
U.S. Government agency securities	$1,629,026	$81,689	$-	$1,710,715
Government sponsored enterprises	13,067,890	38,375	204,195	12,902,070
Mortgage-backed securities	17,295,436	560,310	-	17,855,746
State and municipal securities	7,287,155	162,768	59,335	7,390,588
	$39,279,507	$843,142	$263,530	$39,859,119
Held to maturity:
State and municipal securities	$2,174,882	$86,889	$7,575	$2,254,196

There were no securities transferred between the available for sale and held to maturity portfolios during the six-month period ended June 30, 2010 or the year ended December 31, 2009.

Restricted equity securities were $1,783,700 at June 30, 2010 and December 31, 2009.  Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost.  All of these entities are upstream correspondents of the Bank.  The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money.  The Bank is required to hold that stock so long as it borrows from the FHLB.  The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve system.  The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 3.  Investment Securities, continued

The following table details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2010
Available for sale
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Government sponsored enterprises	26,642	42,558	-	-	26,642	42,558
Mortgage-backed securities	-	-	-	-	-	-
State and municipal securities	-	-	248,601	3,810	248,601	3,810
Total securities available for sale	$26,642	$42,558	$248,601	$3,810	$275,243	$46,368

Held to maturity
State and municipal securities	$-	$-	$224,008	$3,691	$224,008	$3,691

December 31, 2009
Available for sale
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Government sponsored enterprises	5,454,054	204,195	-	-	5,454,054	204,195
Mortgage-backed securities	-	-	-	-	-	-
State and municipal securities	1,006,692	8,439	708,900	50,896	1,715,592	59,335
Total securities available for sale	$6,460,746	$212,634	$708,900	$50,896	$7,169,646	$263,530

Held to maturity
State and municipal securities	$-	$-	$220,031	$7,575	$220,031	$7,575

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

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition and the issuer's anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at June 30, 2010. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 3.  Investment Securities, continued

Investment securities with amortized cost of approximately $16,676,219 at June 30, 2010 and $15,278,151 at December 31, 2009, were pledged as collateral on public deposits and for other purposes as required or permitted by law.  Gross realized gains and losses for the six-month and three-month periods ended June 30, 2010 and 2009 are as follows:
	Six-months ended June 30,		Three-months ended June 30,
	2010	2009	2010	2009

Realized gains	$72,951	$221,706	$36,994	138,714
Realized losses	(39,984)	(57,525)	(39,984)	-
	$32,967	$164,181	$(2,990)	$138,714

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2010, were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$339,174	$340,523	$-	-
Due after one year through five years	1,954,607	2,054,302	1,489,643	1,559,997
Due after five years through ten years	13,215,389	13,759,380	227,700	224,008
Due after ten years	23,657,239	24,273,118	480,676	504,941
	$39,166,409	$40,427,323	$2,198,019	$2,288,946

Maturities of mortgage backed securities are based on contractual amounts.  Actual maturity will vary as loans underlying the securities are prepaid.

Note 4.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2010 and 2009.

	2010	2009

Balance, beginning	$3,555,273	$3,359,946
Provision charged to expense	849,759	581,637
Recoveries of amounts charged off	79,501	13,015
Amounts charged off	(593,505)	(603,930)
Balance, ending	$3,891,028	$3,350,668

Note 5.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2010 and 2009 follows:

	2010	2009

Tax at statutory federal rate	$223,626	$189,943
Tax exempt interest income	(80,695)	(75,754)
Other tax exempt income	(51,000)	(53,040)
Other	13,069	11,851
	$105,000	$73,000

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 6.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2010 and 2009.

	Six-months ended June 30,		Three-months ended June 30,
	2010	2009	2010	2009

Service cost	$205,920	$195,538	$102,960	97,769
Interest cost	208,516	190,738	104,258	95,369
Expected return on plan assets	(330,142)	(218,681)	(165,071)	(129,147)
Amortization of net obligation at transition	-	(10)	-	(5)
Amortization of prior service cost	1,616	5,390	808	2,695
Amortization of net (gain) or loss	19,398	72,202	9,699	36,101
Net periodic benefit cost	$105,308	$245,177	$52,654	$102,782

It is Bank policy to contribute the maximum tax-deductible amount each year as determined by the plan administrator.  A contribution of $772,933 was made in the second quarter of 2010.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at June 30, 2010 and 2009 is as follows:

	2010	2009

Commitments to extend credit	$16,442,758	$16,585,231
Standby letters of credit	-	-
	$16,442,758	$16,585,231

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

Interest-bearing deposits with banks:  Due to their short-term nature, the carrying value of interest-bearing deposits approximate their fair value.

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

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 8.  Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and due from banks	$10,015	$10,015	$8,637	$8,637
Interest bearing deposits with banks	300	300	300	300
Federal funds sold	19,284	19,284	19,357	19,357
Securities, available for sale	40,427	40,427	39,859	39,859
Securities, held to maturity	2,198	2,289	2,175	2,254
Restricted equity securities	1,784	1,784	1,784	1,784
Loans, net of allowance for loan losses	262,406	267,992	266,628	269,442
Cash value of life insurance	8,248	8,248	8,098	8,098
Accrued interest receivable	2,444	2,444	2,626	2,626

Financial liabilities
Deposits	310,436	312,254	13,483	315,789
Long-term debt	25,000	28,012	25,000	27,511
Accrued interest payable	344	344	383	383

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, “Receivables”.   The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2.  Examples of Level 2 derivatives are interest rate swaps, caps and floors.  No derivative instruments were held as of June 30, 2010, or December 31, 2009.

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

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 8.  Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

June 30, 2010	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Government agency securities	$1,443,355	$-	$1,443,355	$-
Government sponsored enterprises	15,835,264	-	15,835,264	-
Mortgage-backed securities	16,200,310	-	16,200,310	-
State and municipal securities	6,948,394	-	6,948,394	-
Total investment securities
available for sale	$40,427,323	$-	$40,427,323	$-
Total assets at fair value	$40,427,323	$-	$40,427,323	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Government agency securities	$1,710,715	$-	$1,710,715
Government sponsored enterprises	12,902,070	-	12,902,070
Mortgage-backed securities	17,855,746	-	17,855,746
State and municipal securities	7,390,588	-	7,390,588
Total investment securities
available for sale	$39,859,119	$-	$39,859,119	$-
Total assets at fair value	$39,859,119	$-	$39,859,119	$-

Total liabilities at fair value	$-	$-	$-	$-

There were no significant transfers to or from Levels 1 and 2 during the three-month period ended June 30, 2010 or for the year ended December 31, 2009.

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

June 30, 2010	Total	Level 1	Level 2	Level 3

Loans	$2,355,062	$-	$287,300	$2,067,762
Foreclosed assets	615,000	-	--	615,000
Total assets at fair value	$2,970,062	$-	$287,300	$2,682,762

Total liabilities at fair value	$-	$-	$-	$-

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 8.  Fair Value, continued

December 31, 2009	Total	Level 1	Level 2	Level 3

Loans	$1,365,896	$-	$637,004	$728,892
Foreclosed assets	331,159	-	67,159	264,000
Total assets at fair value	$1,697,055	$-	704,163	$992,892

Total liabilities at fair value	$-	$-	$-	$-

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

Results of Operations

Overall, pre-tax earnings for the quarter ended June 30, 2010 totaled $129,640 compared to a pre-tax loss of $71,763 for the same period in 2009.   Income tax benefits decreased by $80,000 from the second quarter of 2009 to 2010 resulting in net income of $143,640 for the second quarter of 2010 compared to $22,237 for the same period in 2009.

Total interest income decreased by $285,657 for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009, while interest expense on deposits and other borrowings decreased by $502,266 over the same period.  The decrease in interest income was attributable primarily to decreases in the average outstanding balances of both loans and investment securities for the second quarter of 2010 as compared to the same quarter in 2009, an increase in the amount of loans on non-accrual status, and a decrease in the average yield on investment securities in the second quarter of 2010 compared to 2009.  Continued weakness in loan demand led to a decrease in total loans outstanding for the period.  As a result, there was no incentive to grow customer deposits for funding purposes.  This allowed management to more aggressively lower interest rates on deposits, leading to the greater reduction in interest expense.   The result was an increase in net interest income of $216,609, or 7.93% for the quarter ended June 30, 2010, compared to the same quarter last year.

The provision for loan losses was $563,251 for the quarter ended June 30, 2010 and $446,803 for the same period in 2009.  The increase was due to increased charge-offs as well as management’s desire to maintain higher reserve levels in light of deteriorating economic conditions and increases in the level of past-due loans.  The reserve for loan losses at June 30, 2010 was approximately 1.46% of total loans, compared to 1.32% at December 31, 2009 and 1.24% at June 30, 2009.  Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $493,266 in the second quarter of 2010 compared to $629,158 in the second quarter of 2009.  The majority of the decrease came as a result of net realized gains on investment services in 2009 totaling $138,714, which did not recur in 2010.

Noninterest expenses decreased by $237,134, or 7.95%, for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.  Salary and employee benefit expenses decreased by $59,970, or 3.64% due to employee attrition and reductions in benefit costs.  Other expenses decreased by $153,178, or 15.28%.  The decrease in other expenses in the second quarter of 2010 compared to the same period in 2009 was mainly due to the special assessment levied on banks on June 30, 2009 by the FDIC.  The assessment, which totaled approximately $165,000 for Grayson National Bank, did not recur in 2010.

For the six months ended June 30, 2010, total interest income decreased by $671,470 compared to the six-month period ended June 30, 2009, while interest expense decreased by $1,111,994 over the same period, resulting in an increase in net interest income of $440,524, or 7.98%.  As indicated in the quarterly discussion above, the decrease in interest income was due primarily to lower average balances in loans and investment securities, increased levels of non-accrual loans, and a decrease in the average yield on investment securities.  The decrease in interest expense was due mainly to decreases in deposit rates.

Part I.  Financial Information

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in noninterest income of $100,660 for the first six months of 2010, compared to the same period in 2009 was the result of a decrease in net realized gains on the sale of investment securities of $131,214.

Total noninterest expenses decreased by $27,327 for the six-month period ended June 30, 2010, compared to the same period in 2009.  Salaries and employee benefits decreased by $135,898, or 4.13%, over this period due primarily to reductions in benefit costs.  Occupancy and other expenses increased as a result of branching activity and routine cost increases.

In total, net income before taxes increased by $99,069, or 17.73% to $657,724, over the first six months of 2010 compared to the first six months of 2009.  Income tax expense increased by $32,000 over the prior year, resulting in an increase in net income of $67,069, or 13.81% for the six months ended June 30, 2010.

Financial Condition

Total assets decreased by $2,094,545, or 0.57%, from December 31, 2009 to June 30, 2010.  Net loans decreased by $4,221,515, federal funds sold decreased by $73,328 and investment securities increased by $591,341.

Total deposits decreased by $3,047,252, or 0.97%, from December 31, 2009 to June 30, 2010.  The decrease in deposits came as management moved to lower deposit rates in conjunction with decreases in rates on loans and investment securities.  Decreasing loan demand has continued to reduce the need to grow deposits for funding purposes.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $18,130,704 at December 31, 2009 to $20,069,324 at June 30, 2010.  Foreclosed assets consist of thirteen properties totaling $3,092,726 at June 30, 2010.  One commercial real estate property represents the majority of the balance in foreclosed assets with a value of $2,422,726.  The remaining properties include ten residential real estate properties, one commercial building, and one tract of undeveloped land.  There were four disposals of foreclosed property in the first six months of 2010 resulting in a combined net loss of $1,070.  All foreclosed properties are being marketed for sale.  Loans past due more than ninety days increased from $1,163,076 at December 31, 2009 to $2,754,123 at June 30, 2010.

Nonaccrual loans increased from $14,158,743 at December 31, 2009 to $14,222,475 at June 30, 2010.  During the first six months of 2010, loans totaling $3,750,928 were added to nonaccrual status while loans totaling $3,687,196 were removed from nonaccrual status.  Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.  Loans less than 90 days past due may be placed in nonaccrual status if management determines that payment in full of principal or interest is not expected.  Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof.  Management continues to closely monitor nonperforming assets and their impact on earnings and loan loss reserves.

Certain types of loans, such as option ARM products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  The Bank has not offered these types of loans in the past and does not offer them currently.  Junior-lien mortgages can also be considered higher risk loans.  Our junior-lien portfolio at June 30, 2010 totaled $6.8 million, or 2.58% of total loans.  Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Stockholders’ equity totaled $31,198,534 at June 30, 2010 compared to $30,539,945 at December 31, 2009.  The $658,589 increase was the result of earnings for the six months combined with an increase in the market value of securities classified as available for sale of $449,659, offset by the payment of dividends of $343,794.

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

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $9,000,000 at June 30, 2010.  No balances were outstanding on these lines at June 30, 2010 or December 31, 2009.  Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank.  Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank’s 1 to 4 family residential real estate loans, totaled $15,000,000 at June 30, 2010 and December 31, 2009.  Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of June 30, 2010, and December 31, 2009.  The unused credit line from the Federal Home Loan Bank as of June 30, 2010 is approximately $40,000,000.

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

GRAYSON BANKSHARES, INC.

Date: August 13, 2010	By:	/s/ Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.