Form 10-Q
period 2010-09-30
GRAYSON BANKSHARES INC
filed 2010-11-15
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

1,718,968 shares of Common Stock, par value
$1.25 per share, outstanding as of November 12, 2010.

PART I                 FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—September 30, 2010 (Unaudited)
	and December 31, 2009 (Audited)	3

	Unaudited Consolidated Statements of Income—Nine Months Ended
	September 30, 2010 and September 30, 2009	4

	Unaudited Consolidated Statements of Income—Three Months Ended
	September 30, 2010 and September 30, 2009	5

	Consolidated Statements of Changes in Stockholders’ Equity—Nine Months
	Ended September 30, 2010 (Unaudited) and Year Ended December 31, 2009 (Audited)	6

	Unaudited Consolidated Statements of Cash Flows—Nine Months Ended
	September 30, 2010 and September 30, 2009	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Removed and Reserved	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

Part I.  Financial Information

Item 1.  Financial Statements

Grayson Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)

Cash and due from banks	$9,026,939	$8,637,123
Interest-bearing deposits with banks	3,303,254	300,000
Federal funds sold	28,727,284	19,356,999
Investment securities available for sale	42,484,888	39,859,119
Investment securities held to maturity
(fair value approximately $2,330,861 at September 30, 2010,
and $2,254,196 at December 31, 2009)	2,209,841	2,174,882
Restricted equity securities	1,671,800	1,783,700
Loans, net of allowance for loan losses of $4,245,835 at
September 30, 2010 and $3,555,273 at December 31, 2009	257,445,564	266,628,050
Cash value of life insurance	8,323,134	8,098,134
Foreclosed assets	3,056,726	2,808,885
Property and equipment, net	10,719,962	11,133,834
Accrued interest receivable	2,549,564	2,626,164
Other assets	5,553,131	6,195,031
	$375,072,087	$369,601,921
Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$46,796,434	$44,924,699
Interest-bearing	270,346,925	268,558,517
Total deposits	317,143,359	313,483,216

Long-term debt	25,000,000	25,000,000
Accrued interest payable	809,851	382,653
Other liabilities	585,346	196,107
	343,538,556	339,061,976

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $25 par value; 500,000
shares authorized; none issued	-	-
Common stock, $1.25 par value; 2,000,000 shares
authorized; 1,718,968 shares issued
in 2010 and 2009, respectively	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	28,982,413	28,497,214
Accumulated other comprehensive income (loss)	(119,217)	(627,604)
	31,533,531	30,539,945
	$375,072,087	$369,601,921

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Nine Months ended September 30, 2010 and 2009

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$12,660,654	$13,417,581
Interest-bearing deposits in banks	3,636	-
Federal funds sold	31,091	27,380
Investment securities:
Taxable	1,030,937	1,274,714
Exempt from federal income tax	273,191	311,080
	13,999,509	15,030,755

Interest expense
Deposits	4,240,737	5,656,925
Interest on borrowings	790,071	877,496
	5,030,808	6,534,421
Net interest income	8,968,701	8,496,334

Provision for loan losses	1,562,733	862,331
Net interest income after
provision for loan losses	7,405,968	7,634,003

Noninterest income
Service charges on deposit accounts	798,554	736,123
Increase in cash value of life insurance	225,000	225,000
Net realized gains on securities	203,101	165,773
Gain on sale of cost-based investment	213,499	-
Other income	512,952	470,418
	1,953,106	1,597,314

Noninterest expense
Salaries and employee benefits	4,694,115	4,923,179
Occupancy expense	348,119	359,606
Equipment expense	584,234	631,765
Other expense	2,480,717	2,324,989
	8,107,185	8,239,539
Income before income taxes	1,251,889	991,778

Income tax expense	251,000	160,000
Net income	$1,000,889	$831,778

Basic earnings per share	$0.58	$0.48
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.30	$0.30

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months ended September 30, 2010 and 2009

	Three Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$4,184,684	$4,477,716
Interest-bearing deposits in banks	3,307	-
Federal funds sold	11,132	8,624
Investment securities:
Taxable	348,850	410,220
Exempt from federal income tax	87,223	98,412
	4,635,196	4,994,972

Interest expense
Deposits	1,363,655	1,755,274
Interest on borrowings	266,251	266,251
	1,629,906	2,021,525
Net interest income	3,005,290	2,973,447

Provision for loan losses	712,974	280,694
Net interest income after
provision for loan losses	2,292,316	2,692,753

Noninterest income
Service charges on deposit accounts	293,772	274,797
Increase in cash value of life insurance	75,000	69,000
Net realized gains on securities	170,134	1,592
Gain on sale of cost-based investment	213,499	-
Other income	198,771	149,335
	951,176	494,724

Noninterest expense
Salaries and employee benefits	1,539,286	1,632,452
Occupancy expense	103,345	121,501
Equipment expense	188,243	209,833
Other expense	818,453	790,568
	2,649,327	2,754,354
Income before income taxes	594,165	433,123

Income tax expense	146,000	87,000
Net income	$448,165	$346,123

Basic earnings per share	$0.26	$0.20
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.10	$0.10

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months ended September 30, 2010 (unaudited) and the Year ended December 31, 2009 (audited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2008	1,718,968	$2,148,710	$521,625	$28,302,082	$(1,955,722)	$29,016,695

Comprehensive income
Net income	-	-	-	882,719	-	882,719
Net change in pension reserve
net of income taxes of $555,893		-	-	-	1,079,087	1,079,087
Net change in unrealized
gain on investment
securities available for
sale, net of taxes of $203,119	-	-	-	-	394,290	394,290
Reclassification adjustment,
net of income taxes of ($74,830)	-	-	-	-	(145,259)	(145,259)
Total comprehensive income						2,210,837

Dividends paid
($.40 per share)	-	-	-	(687,587)	-	(687,587)
Balance, December 31, 2009	1,718,968	2,148,710	521,625	28,497,214	(627,604)	30,539,945

Comprehensive income
Net income	-	-	-	1,000,889	-	1,000,889
Net change in unrealized
loss on investment
securities available for
sale, net of taxes of $330,951	-	-	-	-	642,434	642,434
Reclassification adjustment,
net of income taxes of ($69,054)	-	-	-	-	(134,047)	(134,047)
Total comprehensive income						1,509,276

Dividends paid
($.30 per share)	-	-	-	(515,690)	-	(515,690)
Balance, September 30, 2010	1,718,968	$2,148,710	$521,625	$28,982,413	$(119,217)	$31,533,531

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2010 and 2009

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,000,889	$831,778
Adjustments to reconcile net income
to net cash provided by operations:
Depreciation and amortization	571,500	616,500
Provision for loan losses	1,562,733	862,331
Deferred income taxes	(12,000)	639,628
Net realized gains on securities	(203,101)	(165,773)
Accretion of discount on securities, net of
amortization of premiums	163,351	76,344
Deferred compensation	(21,246)	(17,272)
Net realized (gain) loss on foreclosed assets	(1,733)	9,487
Changes in assets and liabilities:
Cash value of life insurance	(225,000)	(225,000)
Accrued income	76,600	613,854
Other assets	392,004	11,540
Accrued interest payable	427,198	427,703
Other liabilities	410,485	(2,698,977)
Net cash provided by operating activities	4,141,680	982,143

Cash flows from investing activities
Net increase in interest-bearing deposits	(3,003,254)	-
Net decrease in federal funds sold	(9,370,285)	(4,579,314)
Purchases of available-for-sale investment securities	(28,352,647)	(13,980,295)
Sales of available-for-sale investment securities	4,041,712	5,657,100
Maturities/calls/paydowns of available-for-sale investment securities	22,460,240	13,607,028
Maturities/calls/paydowns of held-to-maturity investment securities	-	500,000
(Purchases) sales of restricted equity securities	111,900	(51,950)
Net (increase) decrease in loans	7,161,753	(756,581)
Proceeds from the sale of foreclosed assets	211,892	191,668
Purchases of property and equipment, net of sales	(157,628)	(780,900)
Net cash used in investing activities	(6,896,317)	(193,244)

Cash flows from financing activities
Net increase in deposits	3,660,143	5,680,125
Dividends paid	(515,690)	(515,690)
Net decrease in long-term debt	-	(5,000,000)
Net cash provided by financing activities	3,144,453	164,435
Net increase in cash and due from banks	389,816	953,334

Cash and due from banks, beginning	8,637,123	9,536,772
Cash and due from banks, ending	$9,026,939	$10,490,106

Supplemental disclosure of cash flow information
Interest paid	$4,603,610	$6,106,718
Taxes paid	$100,000	$190,000
Transfers of loans to foreclosed properties	$458,000	$520,000

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

The consolidated financial statements as of September 30, 2010 and for the periods ended September 30, 2010 and 2009 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2009, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The results of operations for the nine-month and three-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting.  The amendments were effective for the Company on July 1, 2010.  These amendments will have no impact on the financial statements.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 1.  Organization and Summary of Significant Accounting Policies, continued

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances.  The daily average cash reserve requirement was approximately $2,222,000 and $1,612,000 for the periods including September 30, 2010 and December 31, 2009, respectively.

Note 3.  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The carrying amount of securities and their approximate fair values at September 30, 2010 and December 31, 2009 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2010
Available for sale:
U.S. Government agency securities	$1,291,681	$64,778	$-	$1,356,459
Government sponsored enterprises	17,917,104	321,216	59,053	18,179,267
Mortgage-backed securities	14,854,927	694,053	16,995	15,531,985
State and municipal securities	7,071,280	347,500	1,603	7,417,177
	$41,134,992	$1,427,547	$77,651	$42,484,888
Held to maturity:
State and municipal securities	$2,209,841	$121,020	$-	$2,330,861

December 31, 2009
Available for sale:
U.S. Government agency securities	$1,629,026	$81,689	$-	$1,710,715
Government sponsored enterprises	13,067,890	38,375	204,195	12,902,070
Mortgage-backed securities	17,295,436	560,310	-	17,855,746
State and municipal securities	7,287,155	162,768	59,335	7,390,588
	$39,279,507	$843,142	$263,530	$39,859,119
Held to maturity:
State and municipal securities	$2,174,882	$86,889	$7,575	$2,254,196

There were no securities transferred between the available for sale and held to maturity portfolios during the nine-month period ended September 30, 2010 or the year ended December 31, 2009.

Restricted equity securities were $1,671,800 at September 30, 2010 and $1,783,700 at December 31, 2009.  Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost.  All of these entities are upstream correspondents of the Bank.  The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money.  The Bank is required to hold that stock so long as it borrows from the FHLB.  The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve system.  The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 3.  Investment Securities, continued

The following table details unrealized losses and related fair values in the Company’s held to maturity and available for sale investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2010
Available for sale
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Government sponsored enterprises	7,212,942	59,053	-	-	7,212,942	59,053
Mortgage-backed securities	1,900,821	16,995	-	-	1,900,821	16,995
State and municipal securities	630,242	1,603	-	-	630,242	1,603
Total securities available for sale	$9,744,005	$77,651	$-	$-	$9,744,005	$77,651

Held to maturity
State and municipal securities	$-	$-	$-	$-	$-	$-

December 31, 2009
Available for sale
U.S. Government agency securities	$-	$-	$-	$-	$-	$-
Government sponsored enterprises	5,454,054	204,195	-	-	5,454,054	204,195
Mortgage-backed securities			-	-	-	-
State and municipal securities	1,006,692	8,439	708,900	50,896	1,715,592	59,335
Total securities available for sale	$6,460,746	$212,634	$708,900	$50,896	$7,169,646	$263,530

Held to maturity
State and municipal securities	$-	$-	$220,031	$7,575	$220,031	$7,575

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

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition and the issuer's anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at September 30, 2010. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 3.  Investment Securities, continued

Investment securities with amortized cost of approximately $18,137,439 at September 30, 2010 and $15,278,151 at December 31, 2009, were pledged as collateral on public deposits and for other purposes as required or permitted by law.  Gross realized gains and losses for the nine-month and three-month periods ended September 30, 2010 and 2009 are as follows:

	Nine-months ended Sep 30,		Three-months ended Sep 30,
	2010	2009	2010	2009

Realized gains	$243,085	$223,298	$170,134	1,592
Realized losses	(39,984)	(57,525)	--	--
	$203,101	$165,773	$170,134	$1,592

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2010, were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$11,262	$11,470	$-	-
Due after one year through five years	3,543,058	3,730,537	1,500,446	1,584,382
Due after five years through ten years	10,793,391	11,235,905	227,751	233,362
Due after ten years	26,787,281	27,506,976	481,644	513,117
	$41,134,992	$42,484,888	$2,209,841	$2,330,861

Maturities of mortgage backed securities are based on contractual amounts.  Actual maturity will vary as loans underlying the securities are prepaid.

Note 4.  Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2010 and 2009.

	2010	2009

Balance, beginning	$3,555,273	$3,359,946
Provision charged to expense	1,562,733	862,331
Recoveries of amounts charged off	163,332	21,271
Amounts charged off	(1,035,503)	(879,572)
Balance, ending	$4,245,835	$3,363,976

Note 5.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2010 and 2009 follows:

	2010	2009

Tax at statutory federal rate	$425,642	$337,205
Tax exempt interest income	(115,658)	(119,753)
Other tax exempt income	(76,500)	(76,500)
Other	17,516	19,048
	$251,000	$160,000

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 6.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2010 and 2009.

	Nine-months ended Sep 30,		Three-months ended Sep 30,
	2010	2009	2010	2009

Service cost	$308,880	$293,307	$102,960	97,769
Interest cost	312,774	286,107	104,258	95,369
Expected return on plan assets	(495,213)	(347,828)	(165,071)	(129,147)
Amortization of net obligation at transition	-	(15)	-	(5)
Amortization of prior service cost	2,424	8,085	808	2,695
Amortization of net (gain) or loss	29,097	108,303	9,699	36,101
Net periodic benefit cost	$157,962	$347,959	$52,654	$102,782

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at September 30, 2010 and 2009 is as follows:

	2010	2009

Commitments to extend credit	$14,229,994	$17,447,278
Standby letters of credit	-	-
	$14,229,994	$17,447,278

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

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 8.  Fair Value, continued

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and due from banks	$9,027	$9,027	$8,637	$8,637
Interest bearing deposits with banks	3,303	3,303	300	300
Federal funds sold	28,727	28,727	19,357	19,357
Securities, available for sale	42,485	42,485	39,859	39,859
Securities, held to maturity	2,210	2,331	2,175	2,254
Restricted equity securities	1,672	1,672	1,784	1,784
Loans, net of allowance for loan losses	257,446	264,358	266,628	269,442
Cash value of life insurance	8,323	8,323	8,098	8,098
Accrued interest receivable	2,550	2,550	2,626	2,626

Financial liabilities
Deposits	317,143	320,121	313,483	315,789
Long-term debt	25,000	28,593	25,000	27,511
Accrued interest payable	810	810	383	383

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, “Receivables”.   The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2.  Examples of Level 2 derivatives are interest rate swaps, caps and floors.  No derivative instruments were held as of September 30, 2010, or December 31, 2009.

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

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 8.  Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

September 30, 2010	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Government agency securities	$1,356,459	$-	$1,356,459	$-
Government sponsored enterprises	18,179,267	-	18,179,267	-
Mortgage-backed securities	15,531,985	-	15,531,985	-
State and municipal securities	7,417,177	-	7,417,177	-
Total investment securities
available for sale	$42,484,888	$-	$42,484,888	$-
Total assets at fair value	$42,484,888	$-	$42,484,888	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2009	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Government agency securities	$1,710,715	$-	$1,710,715	$-
Government sponsored enterprises	12,902,070	-	12,902,070	-
Mortgage-backed securities	17,855,746	-	17,855,746	-
State and municipal securities	7,390,588	-	7,390,588	-
Total investment securities
available for sale	$39,859,119	$-	$39,859,119	$-
Total assets at fair value	$39,859,119	$-	$39,859,119	$-

Total liabilities at fair value	$-	$-	$-	$-

There were no significant transfers to or from Levels 1 and 2 during the nine-month period ended September 30, 2010 or for the year ended December 31, 2009.

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

September 30, 2010	Total	Level 1	Level 2	Level 3

Loans	$2,146,871	$-	$1,177,671	$969,200
Foreclosed assets	634,000	-	-	634,000
Total assets at fair value	$2,780,871	$-	$1,177,671	$1,603,200

Total liabilities at fair value	$-	$-	$-	$-

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 8.  Fair Value, continued

December 31, 2009	Total	Level 1	Level 2	Level 3

Loans	$1,365,896	$-	$637,004	$728,892
Foreclosed assets	331,159	-	67,159	264,000
Total assets at fair value	$1,697,055	$-	$704,163	$992,892

Total liabilities at fair value	$-	$-	$-	$-

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

Results of Operations

Overall, pre-tax earnings for the quarter ended September 30, 2010 totaled $594,165 compared to $433,123 for the same period in 2009.   Income tax expense increased by $59,000 from the third quarter of 2009 to 2010 resulting in net income of $448,165 for the third quarter of 2010 compared to $346,123 for the same period in 2009.

Total interest income decreased by $359,776 for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, while interest expense on deposits and other borrowings decreased by $391,619 over the same period.  The decrease in interest income was attributable primarily to decreases in the average outstanding balances of both loans and investment securities for the third quarter of 2010 as compared to the same quarter in 2009, an increase in the amount of loans on non-accrual status, and a decrease in the average yield on investment securities in the third quarter of 2010 compared to 2009.  The decrease in total loans outstanding was primarily the result of continued weakness in loan demand.  As a result, there was little incentive to grow customer deposits for funding purposes.  This allowed management to more aggressively lower interest rates on deposits, leading to the greater reduction in interest expense.   The result was a slight increase in net interest income of $31,843, or 1.07% for the quarter ended September 30, 2010, compared to the same quarter last year.

The provision for loan losses was $712,974 for the quarter ended September 30, 2010 and $280,694 for the same period in 2009.  The increase was due to increased charge-offs as well as management’s desire to maintain higher reserve levels in light of deteriorating economic conditions and increases in the level of past-due loans.  The reserve for loan losses at September 30, 2010 was approximately 1.62% of total loans, compared to 1.32% at December 31, 2009 and 1.24% at September 30, 2009.  Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $951,176 in the third quarter of 2010 compared to $494,724 in the third quarter of 2009.  The majority of the increase came as a result of net realized gains on investment securities in 2010 totaling $170,134, compared to gains of $1,592 in 2009.  Other income also increased during the quarter ended September 30, 2010 as the Bank sold its holdings of stock in Triangle Capital Corporation, a small business investment company.  The sale resulted in a nonrecurring gain of $213,499.

Noninterest expenses decreased by $105,027, or 3.81%, for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  Salary and employee benefit expenses decreased by $93,166, or 5.71% due to employee attrition and reductions in benefit costs.  Other expenses increased by $27,885, or 3.52%.  This increase in other expenses in the third quarter of 2010 compared to the same period in 2009 was mainly due to increases in data processing costs and FDIC deposit insurance assessments.

For the nine months ended September 30, 2010, total interest income decreased by $1,031,246 compared to the nine-month period ended September 30, 2009, while interest expense decreased by $1,503,613 over the same period, resulting in an increase in net interest income of $472,367, or 5.56%.  As indicated in the quarterly discussion above, the decrease in interest income was due primarily to the lower average balances of loans outstanding, increased levels of non-accrual loans, and a decrease in the average yield on investment securities.  The decrease in interest expense was due mainly to decreases in deposit rates.

Part I.  Financial Information

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in noninterest income of $355,792 for the first nine months of 2010, compared to the same period in 2009 was the result of increases in service charges on deposit accounts, net realized gains on securities, increases in ATM fees and the above mentioned gain on the sale of stock in Triangle Capital Corporation.

Total noninterest expenses decreased by $132,354 for the nine-month period ended September 30, 2010, compared to the same period in 2009.  Salaries and employee benefits decreased by $229,064, or 4.65%, over this period due to employee attrition and reductions in benefit costs.  Other expenses increased by $155,728 from 2009 to 2010 due to the recognition of a nonrecurring expense credit in 2009 reducing provisions for overdraft losses by approximately $160,000.

In total, net income before taxes increased by $260,111, or 26.23% to $1,251,889, over the first nine months of 2010 compared to the first nine months of 2009.  Income tax expense increased by $91,000 over the prior year, resulting in an increase in net income of $169,111, or 20.33% for the nine months ended September 30, 2010.

Financial Condition

Total assets increased by $5,470,166, or 1.48%, from December 31, 2009 to September 30, 2010.  Net loans decreased by $9,182,486, federal funds sold increased by $9,370,285 and investment securities increased by $2,660,728.  Interest-bearing deposits with banks increased by $3,003,254.

Total deposits increased by $3,660,143, or 1.17%, from December 31, 2009 to September 30, 2010.  The increase in deposits came despite management’s moves to lower deposit rates in conjunction with decreases in rates on loans and investment securities.  Decreasing loan demand has continued to reduce the need to aggressively grow deposits for funding purposes.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $18,130,704 at December 31, 2009 to $20,179,412 at September 30, 2010.  Foreclosed assets consist of twelve properties totaling $3,056,726 at September 30, 2010.  One commercial real estate property represents the majority of the balance in foreclosed assets with a value of $2,422,726.  The remaining properties include ten residential real estate properties and one commercial building.  There were six disposals of foreclosed property in the first nine months of 2010 resulting in a combined net gain of $1,733.  All foreclosed properties are being marketed for sale.  Loans past due more than ninety days increased from $1,163,076 at December 31, 2009 to $1,926,612 at September 30, 2010.

Nonaccrual loans increased from $14,158,743 at December 31, 2009 to $15,196,074 at September 30, 2010.  During the first nine months of 2010, loans totaling $6,131,466 were added to nonaccrual status while loans totaling $5,094,135 were removed from nonaccrual status.  Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.  Loans less than 90 days past due may be placed in nonaccrual status if management determines that payment in full of principal or interest is not expected.  Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof.  Management continues to closely monitor nonperforming assets and their impact on earnings and loan loss reserves.

At September 30, 2010, the allowance for loan losses included $10,195 specifically reserved for impaired loans in the amount of $2,157,066.  Based on management's impairment analysis, loans totaling $9,485,265 were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2009 totaled $14,400,933, of which $585,471 required specific reserves of $74,888.

The decrease in impaired loans from December 31, 2009 to September 30, 2010 was mostly attributable to principal repayments through customers liquidating collateral with a portion related to additional write downs.

Certain types of loans, such as option ARM products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  The Bank has not offered these types of loans in the past and does not offer them currently.  Junior-lien mortgages can also be considered higher risk loans.  Our junior-lien portfolio at September 30, 2010 totaled $6.7 million, or 2.57% of total loans.  Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Stockholders’ equity totaled $31,533,531 at September 30, 2010 compared to $30,539,945 at December 31, 2009.  The $993,586 increase was the result of earnings for the nine months combined with an increase in the market value of securities classified as available for sale of $508,387, offset by the payment of dividends of $515,690.

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

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $9,000,000 at September 30, 2010.  No balances were outstanding on these lines at September 30, 2010 or December 31, 2009.  Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank.  Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank’s 1 to 4 family residential real estate loans, totaled $15,000,000 at September 30, 2010 and December 31, 2009.  Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of September 30, 2010, and December 31, 2009.  The unused credit line from the Federal Home Loan Bank as of September 30, 2010 is approximately $40,000,000.

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

GRAYSON BANKSHARES, INC.

Date: November 15, 2010	By:	/s/ Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.