Form 10-K
period 2010-12-31
GRAYSON BANKSHARES INC
filed 2011-03-31
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $25,623,763

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   1,718,968 shares of Common Stock as of March 31, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders – Part III
Portions of the Company’s 2010 Annual Report – Part II

TABLE OF CONTENTS

PART I
		Page
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	8
ITEM 1B.	UNRESOLVED STAFF COMMENTS	12
ITEM 2.	PROPERTIES	12
ITEM 3.	LEGAL PROCEEDINGS	13
ITEM 4.	RESERVED	13
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES	13
ITEM 6.	SELECTED FINANCIAL DATA	15
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	16
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	16
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	16
ITEM 9A.	CONTROLS AND PROCEDURES	16
ITEM 9B.	OTHER INFORMATION	18
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	18
ITEM 11.	EXECUTIVE COMPENSATION	18
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED
	STOCKHOLDER MATTERS	18
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	18
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	18
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	18

PART I

Item 1.	Business

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

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans.  The loan portfolio constituted 75.90% of the interest earning assets of the Bank at December 31, 2010 and has historically produced the highest interest rate spread above the cost of funds.  The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors.  Any aggregate credit which exceeds the authority of the loan officer is forwarded to the Officers’ Loan Committee for approval.  The Officers’ Loan Committee is composed of the Bank President and all loan officers.  All aggregate credits that exceed the lending authority of the Officer’s Loan Committee are presented to the Directors’ Loan Committee for consideration.  The Directors’ Loan Committee has the authority to approve loans up to $1.0 million of total indebtedness to a single customer.  All loans in excess of that amount must be presented to the full Board of Directors for ultimate approval or denial.  The Officers’ and Directors’ Loan Committees not only act as approval bodies to ensure consistent application of the Bank’s loan policy but also provide valuable insight through communication and pooling of knowledge, judgment and experience of their respective members.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate.  At the end of 2010, the Bank had 50.43% of the loan portfolio in single and multi-family housing, 15.94% in non-farm, non-residential real estate loans, 13.13% in farm related real estate loans and 8.42% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 6.69% of the portfolio at year-end 2010.  Consumer loans make up approximately 5.39% of the total loan portfolio.  Consumer loans include loans for household expenditures, car loans and other loans to individuals.  While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit to be core deposits.  These accounts comprised approximately 81.50% of the Bank’s total deposits at December 31, 2010.  Certificates of deposit in denominations of $100,000 or more represented the remaining 18.50% of deposits at year-end.

Market Area

The Company’s market area consists primarily of the Counties of Grayson, Carroll and Wythe, and the independent city of Galax, in Virginia, as well as Alleghany County in North Carolina.  The market area is rural and employment was once dominated by furniture and textile manufacturing.  As those industries have declined employment has shifted to healthcare, retail and service, light manufacturing, tourism and agriculture.  Continued declines, primarily in furniture, textiles and other manufacturing, have led to an increase in unemployment rates over the past year.  As of December 31, 2010 the unemployment rates in Grayson, Carroll and Wythe Counties and the City of Galax were 11.5%, 10.6%, 9.1% and 10.8% respectively, as compared to the 6.5% average for the state of Virginia.  The 10.6% unemployment rate in Alleghany County, North Carolina was higher than the state average rate of 9.6%.  Estimated annual median family income in the market area is approximately $49,000.

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

Currently, in Grayson County the Company competes with only two other commercial banks, which operate a total of two branch banking facilities.  As of June 30, 2010, the Company held 78.71% of the deposits in Grayson County.  In the City of Galax, the Company competes with six other commercial banks and had a market share of 15.60%.  In Carroll County, Virginia the Company competes with four other commercial banks and had a market share of 19.69% while in Alleghany County, North Carolina the Company had a market share of 14.59% among five other commercial banks.  The Company opened a branch in Wythe County, Virginia in July of 2009 and as of June 30, 2010 held a market share of 0.48%.  In our combined market area we compete with a total of sixteen commercial banks.  As of June 30, 2010 we held the highest market share in our combined market area with a total of 19.36% of total deposits.  Branch Banking & Trust Company held the second highest market share with 18.66% of total deposits.  Total deposits in our combined market area totaled $1.60 billion as of June 30, 2010.

Employees

At December 31, 2010, the Company had 124 total employees representing 118 full time equivalents, none of which are represented by a union or covered by a collective bargaining agreement.  Management considers employee relations to be good.

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

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Federal Reserve. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve.  The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), FDIC insurance coverage limits on deposits were permanently increased to $250,000.  The Dodd-Frank Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on December 31, 2012.

The FDIC has adopted a risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank.  The amount of the assessment is a function of the institution’s risk category, of which there are four, and its assessment base.  Under this system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios.  In February 2011, the FDIC revised the risk-based assessment system to set new assessment rates that will be effective on April 1, 2011.  The initial base assessment rates will range from five to 35 basis points, subject to potential adjustments based on the amount of the institution’s long-term unsecured debt and brokered deposits.  After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points.  As the DIF reserve ratio grows, the rate schedule will be adjusted downward.  Also effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less its average tangible equity.

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

Capital. The OCC and the Federal Reserve have issued risk-based and leverage capital guidelines applicable to banking organizations they supervise.  Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%.  At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 capital”).  The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “total capital”).

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

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default.  For example, under the Dodd-Frank Act and the policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.  In addition, the “cross-guarantee” provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the DIF.  The FDIC’s claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank.  Virtually all of the revenues of the Company result from dividends paid to the Company by the Bank.  Under OCC regulations a national bank may not declare a dividend in excess of its undivided profits. Additionally, a national bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC.  A national bank may not declare or pay any dividend if, after making the dividend, the national bank would be “undercapitalized,” as defined in regulations of the OCC.  The Company is subject to state laws that limit the amount of dividends it can pay.  In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.  The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  In addition, the Federal Reserve has indicated that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organizations capital structure.

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

Dodd-Frank Act.  In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms.  Many of these reforms will be implemented over the course of 2011 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies.  The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions.  Many of its provisions do not directly impact community-based institutions like the Bank.  For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of  the Bank’s operations.  Provisions that could impact the Bank include the following:

•
FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity.  In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

•
Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•
Interest on Demand Deposits.  The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•
Interchange Fees.  The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers.  While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

•
Consumer Financial Protection Bureau.  The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•
Mortgage Lending.  New requirements are imposed on mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•	Holding Company Capital Levels. Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks.
•
De Novo Interstate Branching.  National and state banks are permitted to establish de novo interstate branches outside of their home state, and bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.

•
Corporate Governance.  The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

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

Since 2008, various legislative and regulatory actions have been implemented to respond to the financial crisis affecting the banking system and financial markets and, more broadly, to the economic recession in general.  Many of these programs are beginning to expire or may be allowed to expire in the near future.  The expiration of these programs may have a direct adverse effect on us or an adverse impact on the financial sector as a whole.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the U.S. Treasury was given authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”).   The TARP Capital Purchase Plan expired on October 3, 2010. The Transaction Account Guarantee portion of the program, which guarantees non-interest bearing bank transaction accounts on an unlimited basis, expired on December 31, 2010; however, a provision in The Dodd-Frank Wall Street Reform and Consumer Protection Act provides similar guarantees on non-interest bearing transaction accounts through December 31, 2012. The Federal Reserve has also announced its intentions to begin selling off its portfolio of mortgage-backed securities, which it previously purchased in order to stabilize the residential mortgage market.

We cannot predict the effect that the wind-down of these various governmental programs will have on the current financial market conditions, or on our business, financial condition, results of operations, access to credit and the trading price of our common stock.

Passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act, and other reform measures could increase our cost of doing business or harm our competitive position.

In 2009, with many of the emergency government programs winding down, global regulatory and legislative focus moved to a second phase of broader reform and a restructuring of financial institution regulation. As a result, in 2010, Congress enacted The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank).  This landmark legislation contains many provisions that will have an impact on our business, including, but not limited to:

•
Deposit Insurance – The legislation directs the FDIC to base deposit-insurance assessments on assets minus tangible capital instead of domestic deposits.  The bill also permanently increases FDIC deposit-insurance coverage to $250,000.

●
Consumer Protection – The bill creates a new Consumer Financial Protection Bureau (CFPB) to write consumer-protection rules for banks and nonbank financial firms to ensure that consumers are protected from unfair, deceptive, or abusive practices.  While banks with less than $10 billion in assets will be exempt from direct examination by the CFPB, they will still have to comply with many of the regulations established by the CFPB.

●
Debit Interchange – The bill requires the Federal Reserve to establish what it determines are reasonable fees on debit transactions by factoring in their transaction costs compared to those for checks.  Debit interchange price-fixing could limit our ability to generate fee income on debit card transactions.

Certain reform proposals that remain under consideration could result in our becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. While a provision of Dodd-Frank exempts companies with less than $75 million in market capitalization from the auditor attestation requirements, we remain likely to experience increasing compliance costs, including costs related to internal controls and financial reporting.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s Common Stock is not listed for trading on a registered exchange.  The Company’s Common Stock is currently quoted on the OTC Bulletin Board under the symbol “GSON.”  The Common Stock began quotation on the OTC Bulletin Board on January 19, 2010.  Prior to that date, shares of the Company’s Common Stock were neither listed on any stock exchange nor quoted on any market and traded infrequently.  Shares of Common Stock were periodically sold in a limited number of privately negotiated transactions.  Based on information available to it (including trades through the OTC Bulletin Board), the Company believes that from January 1, 2009 to December 31, 2010, the selling price of shares of Common Stock ranged from $13.00 to $24.00.  There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low

2009: 1st quarter 2nd quarter 3rd quarter 4th quarter	24.00 24.00 19.95 19.00	24.00 21.00 18.00 15.00	0.10 0.10 0.10 0.10
2010: 1st quarter 2nd quarter 3rd quarter 4th quarter	19.00 16.75 15.00 14.50	17.00 15.50 13.00 14.00	0.10 0.10 0.10 0.10

As of March 30, 2011, there were approximately 800 record holders of Common Stock.  There were no Company repurchases of the Common Stock during 2010 or 2009.

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

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2010, 2009, 2008, 2007 and 2006.

	2010	2009	2008	2007	2006
Summary of Operations

Interest income	$18,359	$19,917	$21,950	$22,884	$20,623
Interest expense	6,508	8,417	10,433	10,834	8,636
Net interest income	11,851	11,500	11,517	12,050	11,987
Provision for loan losses	2,510	1,491	1,200	465	520
Other income	2,962	2,243	459	1,973	1,673
Other expense	10,871	11,269	10,074	9,095	8,670
Income taxes	266	100	(52)	1,296	1,323
Net income	$1,166	$883	$754	$3,167	$3,147

Per Share Data

Net income	$.68	$.51	$.44	$1.84	$1.83
Cash dividends declared	.40	.40	.86	.86	.90
Book value	17.69	17.77	16.88	17.62	16.47
Estimated market value2	14.50	17.00	24.00	29.00	30.00

Year-end Balance Sheet Summary

Loans, net	$248,513	$266,628	$267,889	$263,729	$245,517
Investment securities	47,692	42,034	49,451	42,573	40,848
Total assets	368,217	369,602	368,197	361,486	333,604
Deposits	311,817	313,483	305,730	309,174	282,246
Stockholders’ equity	30,410	30,540	29,017	30,291	28,304

Selected Ratios

Return on average assets	0.32%	0.24%	0.21%	0.93%	1.01%
Return on average equity	3.71%	2.99%	2.46%	10.77%	10.85%
Average equity to average assets	8.52%	8.01%	8.40%	8.67%	9.33%

1      In thousands of dollars, except per share data.
2      Provided at the trade date nearest year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction G(2) of Form 10-K, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to General Instruction G(2) of Form 10-K, Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) of Form 10-K, the following financial statements in the Company's 2010 Annual Report to Shareholders are incorporated herein by reference.

Independent Auditor's Report
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008
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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors,” (except for the information set forth under the headings, “Election of Directors—Security Ownership of Management” and “Election of Directors—Security Ownership of Certain Beneficial Owners“) and “Corporate Governance and the Board of Directors—Code of Ethics” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors--Security Ownership of Management” and “Election of Directors--Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Management” and “Corporate Governance and the Board of Directors—Independence of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Audit Information” (except for information set forth under the heading “Audit Information—Audit Committee Report”) in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)           (1) and (2).  The response to this portion of Item 15 is submitted as a separate section ofthis report.

(3).  Exhibits:

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, File No. 0-30535.

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10, File No. 0-30535.

13.1	2010 Annual Report to Shareholders.

21.1	Subsidiary of the Company, incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

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

GRAYSON BANKSHARES, INC.

Date:	March 31, 2011	By:	/s/ Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacky K. Anderson	President and	March 31, 2011
Jacky K. Anderson	Chief Executive Officer
(Principal Executive Officer)

/s/ Blake M. Edwards, Jr.	Chief Financial Officer	March 31, 2011
Blake M. Edwards, Jr.	(Principal Financial and
Accounting Officer)

/s/ Bryan L. Edwards	Director	March 31, 2011
Bryan L. Edwards

Director
Dennis B. Gambill

Director
Julian L. Givens

/s/ Jack E. Guynn, Jr.	Director	March 31, 2011
Jack E. Guynn, Jr.

/s/ Hayden H. Horney	Director	March 31, 2011
Hayden H. Horney

Director
Thomas M. Jackson, Jr.

Signature	Title	Date

/s/ Theresa S. Lazo	Director	March 31, 2011
Theresa S. Lazo

Director
Jean W. Lindsey

/s/ Carl J. Richardson	Director	March 31, 2011
Carl J. Richardson

/s/ Charles T. Sturgill	Director	March 31, 2011
Charles T. Sturgill

/s/ J. David Vaughn	Director	March 31, 2011
J. David Vaughn

INDEX OF EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K.

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, File No. 0-30535.

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10, File No. 0-30535.

13.1	2010 Annual Report to Shareholders.

21.1	Subsidiary of the Company, incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.