Form 10-Q
period 2011-03-31
GRAYSON BANKSHARES INC
filed 2011-05-16
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,718,968 shares of Common Stock, par value
$1.25 per share, outstanding as of May 13, 2011.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—March 31, 2011 (Unaudited)
	and December 31, 2010 (Audited)	3

	Unaudited Consolidated Statements of Income—Three Months Ended
	March 31, 2011 and March 31, 2010	4

	Consolidated Statements of Changes in Stockholders’ Equity—Three Months
	Ended March 31, 2011 (Unaudited) and Year Ended December 31, 2010 (Audited)	5

	Unaudited Consolidated Statements of Cash Flows—Three Months Ended
	March 31, 2011 and March 31, 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Removed and Reserved	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

Part I.  Financial Information

Item 1.  Financial Statements
Grayson Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$8,292,743	$9,200,552
Interest-bearing deposits with banks	3,307,911	3,305,724
Federal funds sold	34,805,770	27,745,592
Investment securities available for sale	47,963,662	46,841,247
Investment securities held to maturity
(fair value approximately $893,276 at March 31, 2011,
and $888,013 at December 31, 2010)	856,026	850,590
Restricted equity securities	1,617,300	1,617,300
Loans, net of allowance for loan losses of $4,884,601 at
March 31, 2011 and $4,542,420 at December 31, 2010	238,285,543	248,512,958
Cash value of life insurance	8,514,595	8,433,596
Foreclosed assets	4,989,726	3,256,725
Property and equipment, net	10,571,525	10,575,133
Accrued interest receivable	2,069,605	2,131,943
Other assets	5,535,279	5,745,728
	$366,809,685	$368,217,088
Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$45,048,206	$42,487,778
Interest-bearing	265,596,651	269,329,080
Total deposits	310,644,857	311,816,858

Long-term debt	25,000,000	25,000,000
Accrued interest payable	709,453	311,647
Other liabilities	374,834	678,813
	336,729,144	337,807,318

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $25 par value; 500,000
shares authorized; none issued	-	-
Common stock, $1.25 par value; 2,000,000 shares
authorized; 1,718,968 shares issued
in 2011 and 2010, respectively	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	28,500,405	28,975,488
Accumulated other comprehensive income (loss)	(1,090,199)	(1,236,053)
	30,080,541	30,409,770
	$366,809,685	$368,217,088

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Interest income
Loans and fees on loans	$3,802,684	$4,305,442
Interest-bearing deposits in banks	1,742	210
Federal funds sold	16,750	9,291
Investment securities:
Taxable	257,342	336,277
Exempt from federal income tax	117,719	93,740
	4,196,237	4,744,960

Interest expense
Deposits	1,089,694	1,467,909
Interest on borrowings	260,463	260,463
	1,350,157	1,728,372
Net interest income	2,846,080	3,016,588

Provision for loan losses	1,306,387	286,508
Net interest income after
provision for loan losses	1,539,693	2,730,080

Noninterest income
Service charges on deposit accounts	243,218	232,738
Increase in cash value of life insurance	81,000	75,000
Net realized gains on securities	87,856	35,957
Other income	188,501	164,969
	600,575	508,664

Noninterest expense
Salaries and employee benefits	1,507,080	1,565,785
Occupancy expense	124,931	136,128
Equipment expense	167,249	195,738
Other expense	901,194	813,009
	2,700,454	2,710,660
Income (loss) before income taxes	(560,186)	528,084

Income tax expense (benefit)	(257,000)	119,000
Net income (loss)	$(303,186)	$409,084

Basic earnings (loss) per share	$(0.18)	$0.24
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.10	$0.10

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months ended March 31, 2011(unaudited) and the Year ended December 31, 2010 (audited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2009	1,718,968	$2,148,710	$521,625	$28,497,214	$(627,604)	$30,539,945

Comprehensive income
Net income	-	-	-	1,165,861	-	1,165,861
Net change in pension reserve
net of income taxes of ($60,010)	-	-	-	-	(116,490)	(116,490)
Net change in unrealized
loss on investment
securities available for
sale, net of taxes of ($58,196)	-	-	-	-	(112,967)	(112,967)
Reclassification adjustment,
net of income taxes of ($195,239)	-	-	-	-	(378,992)	(378,992)
Total comprehensive income						557,412

Dividends paid
($.40 per share)	-	-	-	(687,587)	-	(687,587)
Balance, December 31, 2010	1,718,968	2,148,710	521,625	28,975,488	(1,236,053)	30,409,770

Comprehensive loss
Net loss	-	-	-	(303,186)	-	(303,186)
Net change in unrealized
loss on investment
securities available for
sale, net of taxes of $105,008	-	-	-	-	203,839	203,839
Reclassification adjustment,
net of income taxes of ($29,871)	-	-	-	-	(57,985)	(57,985)
Total comprehensive loss						(157,332)

Dividends paid
($.10 per share)	-	-	-	(171,897)	-	(171,897)
Balance, March 31, 2011	1,718,968	$2,148,710	$521,625	$28,500,405	$(1,090,199)	$30,080,541

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$(303,186)	$409,084
Adjustments to reconcile net income (loss)
to net cash provided by operations:
Depreciation and amortization	186,000	190,500
Provision for loan losses	1,306,387	286,508
Deferred income taxes	(128,000)	(82,000)
Net realized gains on securities	(87,856)	(35,957)
Accretion of discount on securities, net of
amortization of premiums	99,344	51,933
Deferred compensation	(5,364)	(8,512)
Net realized loss on foreclosed assets	-	275
Changes in assets and liabilities:
Cash value of life insurance	(81,000)	(75,000)
Accrued income	62,338	331,575
Other assets	263,312	123,430
Accrued interest payable	397,806	400,291
Other liabilities	(298,615)	355,792
Net cash provided by operating activities	1,411,166	1,947,919

Cash flows from investing activities
Purchases of available-for-sale investment securities	(7,652,495)	(15,417,695)
Sales of available-for-sale investment securities	2,862,074	1,056,563
Maturities/calls/paydowns of available-for-sale investment securities	3,872,073	13,706,276
Net decrease in loans	7,188,028	3,491,259
Proceeds from the sale of foreclosed assets	-	22,224
Purchases of property and equipment, net of sales	(182,392)	(91,422)
Net cash provided by investing activities	6,087,288	2,767,205

Cash flows from financing activities
Net decrease in deposits	(1,172,001)	(1,767,880)
Dividends paid	(171,897)	(171,897)
Net cash used in financing activities	(1,343,898)	(1,939,777)
Net increase in cash and cash equivalents	6,154,556	2,775,347

Cash and cash equivalents, beginning	40,251,868	28,294,122
Cash and cash equivalents, ending	$46,406,424	$31,069,469

Supplemental disclosure of cash flow information
Interest paid	$952,351	$1,328,081
Taxes paid	$43,000	$-
Transfers of loans to foreclosed properties	$1,733,000	$-

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

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

The consolidated financial statements as of March 31, 2011 and for the periods ended March 31, 2011 and 2010 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2010, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note 4.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances.  The daily average cash reserve requirement was approximately $1,726,000 and $1,943,000 for the periods including March 31, 2011 and December 31, 2010, respectively.

Note 3.  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values at March 31, 2011 and December 31, 2010 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2011
Available for sale:
U.S. Government agency securities	$1,160,415	$62,136	$-	$1,222,551
Government sponsored enterprises	25,435,738	168,669	415,754	25,188,653
Mortgage-backed securities	10,122,059	244,240	17,309	10,348,990
State and municipal securities	11,190,238	194,840	181,610	11,203,468
	$47,908,450	$669,885	$614,673	$47,963,662
Held to maturity:
State and municipal securities	$856,026	$37,250	$-	$893,276

December 31, 2010
Available for sale:
U.S. Government agency securities	$1,231,318	$60,277	$-	$1,291,595
Government sponsored enterprises	23,848,397	151,337	530,368	23,469,366
Mortgage-backed securities	10,254,088	394,732	18,126	10,630,694
State and municipal securities	11,673,223	81,369	305,000	11,449,592
	$47,007,026	$687,715	$853,494	$46,841,247
Held to maturity:
State and municipal securities	$850,590	$37,423	$-	$888,013

There were no securities transferred between the available for sale and held to maturity portfolios during the three-month period ended March 31, 2011 or the year ended December 31, 2010.  During 2010, three municipal securities classified as held to maturity were sold.  The amortized cost of the securities totaled $1,366,635 and sales proceeds totaled $1,386,012, resulting in a net gain of $19,377.  The securities were sold based upon evidence of deterioration in the issuer’s creditworthiness. Each of these securities had lost underlying insurance protection resulting in a reduction in credit rating for one issue and loss of credit ratings on two issues.  There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented.

Restricted equity securities were $1,617,300 at March 31, 2011 and December 31, 2010.  Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost.  All of these entities are upstream correspondents of the Bank.  The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money.  The Bank is required to hold that stock so long as it borrows from the FHLB.  The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve system.  The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 3.  Investment Securities, continued

The following table details unrealized losses and related fair values in the Company’s investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2011
Available for sale
Government sponsored enterprises	$19,036,805	$415,754	$-	$-	$19,036,805	$415,754
Mortgage-backed securities	3,524,911	17,309	-	-	3,524,911	17,309
State and municipal securities	5,257,993	181,610	-	-	5,257,993	181,610
Total securities available for sale	$27,819,709	$614,673	$-	$-	$27,819,709	$614,673

December 31, 2010
Available for sale:
Government sponsored enterprisis	$13,870,450	$493,346	$32,178	$37,022	$13,902,628	$530,368
Mortgage-backed securities	2,801,081	18,126	-	-	2,801,081	18,126
State and municipal securities	5,902,003	305,000	-	-	5,902,003	305,000
Total securities available for sale	$22,573,534	$816,472	$32,178	$37,022	$22,605,712	$853,494

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

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition and the issuer's anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at March 31, 2011. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 3.  Investment Securities, continued

Investment securities with amortized cost of approximately $17,457,951 at March 31, 2011 and $17,636,109 at December 31, 2010, were pledged as collateral on public deposits and for other purposes as required or permitted by law.  Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.  Gross realized gains and losses for the three-month periods ended March 31, 2011 and 2010 are as follows:
	2011	2010

Realized gains	$96,971	35,957
Realized losses	(9,115)	-
	$87,856	$35,957

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2011, were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	-
Due after one year through five years	3,715,721	3,849,435	372,376	391,673
Due after five years through ten years	15,431,296	15,328,739	-	-
Due after ten years	28,761,433	28,785,488	483,650	501,603
	$47,908,450	$47,963,662	$856,026	$893,276

Maturities of mortgage backed securities are based on contractual amounts.  Actual maturity will vary as loans underlying the securities are prepaid.

Note 4.  Allowance for Loan Losses and Impaired Loans

The allowance for loan losses is maintained at a level believed to be sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component relates to loans that are deemed impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan. The general component covers the remaining loan portfolio not evaluated individually for impairment, and is based on historical loss experience adjusted for qualitative factors. The appropriateness of the allowance for loan losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

A provision for loan losses is charged against operations and is added to the allowance for loan losses based on quarterly comprehensive analyses of the loan portfolio. The allowance for loan losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. While management has allocated the allowance for loan losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses as of March 31, 2011 and March 31, 2010:

Allowance for Loan Losses and Recorded Investment in Loans

	Commercial		Construction
	&	Commercial	&			Consumer
	Agricultural	Mortgage	Development	Farmland	Residential	& Other	Total

Allowance for loan losses

Balance, January 1, 2011	$436,872	$777,515	$526,231	$710,368	$1,861,953	$229,481	$4,542,420
Charge-offs	(112,146)	-	(20,000)	-	(789,463)	(60,003)	(981,612)
Recoveries	5,663	197	-	-	2,489	9,057	17,406
Provision	136,053	37,503	201,954	48,068	826,452	56,357	1,306,387
Balance, March 31, 2011	$466,442	$815,215	$708,185	$758,436	$1,901,431	$234,892	$4,884,601

Balance, January 1, 2010							$3,555,273
Provision charged to expense							286,508
Recoveries of amounts charged off							39,101
Amounts charged off							(135,948)
Balance, March 31, 2010							$3,744,934

March 31, 2011
Ending balance: individually
evaluated for impairment	$10,798	$44,640	$175,347	$13,535	$54,809	$-	$299,129
Ending balance: collectively
evaluated for impairment	$455,644	$770,575	$532,838	$744,901	$1,846,622	$234,892	$4,585,472

Loans outstanding:
Ending balance	$15,738,688	$39,520,547	$19,966,290	$34,365,645	$121,444,930	$12,134,044	$243,170,144
Ending balance: individually
evaluated for impairment	$107,979	$2,585,268	$1,970,174	$3,745,199	$3,652,186	$-	$12,060,806
Ending balance: collectively
evaluated for impairment	$15,630,709	$36,935,279	$17,996,116	$30,620,446	$117,792,744	$12,134,044	$231,109,338

March 31, 2010
Allowance for loan losses:
Ending balance	$594,340	$593,065	$440,684	$509,631	$1,407,302	$199,912	$3,744,934
Ending balance: individually
evaluated for impairment	$8,209	$4,192	$38,500	$10,800	$9,726	$-	$71,427
Ending balance: collectively
evaluated for impairment	$586,131	$588,873	$402,184	$498,831	$1,397,576	$199,912	$3,673,507

Loans outstanding:
Ending balance	$19,788,936	$41,191,937	$25,772,476	$33,395,478	$129,521,661	$16,924,729	$266,595,217
Ending balance: individually
evaluated for impairment	$402,522	$2,582,820	$3,397,897	$1,839,820	$5,379,044	$-	$13,602,103
Ending balance: collectively
evaluated for impairment	$19,386,414	$38,609,117	$22,374,579	$31,555,658	$124,142,617	$16,924,729	$252,993,114

12

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio.  The Bank’s loan ratings coincide with the "Substandard," "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted.   Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."   Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk.  As of March 31, 2011 and December 31, 2010, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of March 31, 2011 and December 31, 2010:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
			Special
	Pass	Watch	Mention	Substandard	Total
March 31, 2011
Real Estate Secured:
1-4 residential construction	$640,051	$-	$-	$115,238	$755,289
Commercial construction	133,200	-	-	-	133,200
Loan development &
other land	12,504,880	1,815,667	580,396	4,176,858	19,077,801
Farmland	24,682,261	1,521,717	1,694,032	6,467,635	34,365,645
1-4 residential mortgage	97,000,396	2,011,668	337,805	7,141,813	106,491,682
Multifamily	2,840,611	-	-	-	2,840,611
Home equity and second
mortgage	11,596,902	221,303	-	294,432	12,112,637
Commercial mortgage	29,695,850	3,317,329	568,346	5,939,022	39,520,547
Non-Real Estate Secured:
Commercial & agricultural	14,248,186	205,336	94,373	873,858	15,421,753
Financial institutions	-	-	316,935	-	316,935
Civic organizations	403,774	-	-	-	403,774
Consumer-auto	3,883,439	11,721	2,000	122,487	4,019,647
Consumer-Other	7,585,130	22,033	24,371	79,089	7,710,623
Total	$205,214,680	$9,126,774	$3,618,258	$25,210,432	$243,170,144

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

	Loan Grades
			Special
	Pass	Watch	Mention	Substandard	Total

December 31, 2010
Real Estate Secured:
1-4 residential construction	$694,877	$-	$-	$115,238	$810,115
Commercial construction	218,345	-	-	-	218,345
Loan development &
other land	13,090,447	1,734,074	545,952	4,909,368	20,279,841
Farmland	23,512,660	1,558,170	1,703,049	6,451,038	33,224,917
1-4 residential mortgage	102,301,105	1,049,301	200,489	8,715,499	112,266,394
Multifamily	2,863,816	-	-	-	2,863,816
Home equity and second
mortgage	12,111,438	121,792	-	249,603	12,482,833
Commercial mortgage	30,756,084	3,578,944	721,327	5,285,881	40,342,236
Non-Real Estate Secured:
Commercial & agricultural	15,444,342	301,909	-	856,636	16,602,887
Financial institutions	-	-	323,021	-	323,021
Civic organizations	471,939	-	-	-	471,939
Consumer-auto	4,447,086	-	-	86,576	4,533,662
Consumer-Other	8,536,033	2,123	-	97,216	8,635,372
Total	$214,448,172	$8,346,313	$3,493,838	$26,767,055	$253,055,378

Loans may be placed in nonaccrual status when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  Payments received are first applied to principal, and any remaining funds are then applied to interest.  Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof.

The following table presents an age analysis of nonaccrual and past due loans by category as of March 31, 2011 and December 31, 2010:

Analysis of Past Due and Nonaccrual Loans

							90+ Days
			90 Days or				Past Due
	30-59 Days	60-89 Days	More Past	Total Past		Total	and Still	Nonaccrual
	Past Due	Past Due	Due	Due	Current	loans	Accruing	Loans
March 31, 2011
Real Estate Secured:
1-4 residential construction	$-	$-	$115,238	$115,238	$640,051	$755,289	$-	$115,238
Commercial construction	-	-	-	-	133,200	133,200	-	-
Loan development &
other land	17,545	490,539	2,094,034	2,602,118	16,475,683	19,077,801	-	2,204,591
Farmland	71,494	255,669	3,754,874	4,082,037	30,283,608	34,365,645	-	4,276,996
1-4 residential mortgage	3,092,735	1,021,492	4,561,812	8,676,039	97,815,643	106,491,682	484,278	4,235,945
Multifamily	-	-	-	-	2,840,611	2,840,611	-	-
Home equity and second
mortgage	303,461	67,666	179,067	550,194	11,562,443	12,112,637	-	179,424
Commercial mortgage	1,121,122	995,295	2,658,934	4,775,351	34,745,196	39,520,547	-	2,891,958
Non-Real Estate Secured:
Commercial & agricultural	342,603	174,523	410,270	927,396	14,494,357	15,421,753	-	410,270
Financial institutions	-	-	-	-	316,935	316,935	-	-
Civic organizations	-	-	-	-	403,774	403,774	-	-
Consumer-auto	80,307	84,486	48,990	213,783	3,805,864	4,019,647	28,990	20,000
Consumer-Other	182,849	34,727	32,532	250,108	7,460,515	7,710,623	8,248	29,284
Total	$5,212,116	$3,124,397	$13,855,751	$22,192,264	$220,977,880	$243,170,144	$521,516	$14,363,706

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

							90+ Days
			90 Days or				Past Due
	30-59 Days	60-89 Days	More Past	Total Past		Total	and Still	Nonaccrual
	Past Due	Past Due	Due	Due	Current	loans	Accruing	Loans
December 31, 2010
Real Estate Secured:
1-4 residential construction	$-	$115,238	$-	$115,238	$694,877	$810,115	$-	$-
Commercial construction	-	-	-	-	218,345	218,345	-	-
Loan development &
other land	431,277	27,641	2,841,698	3,300,616	16,979,225	20,279,841	51,809	2,901,203
Farmland	509,005	1,003,879	2,936,006	4,448,890	28,776,027	33,224,917	-	3,507,668
1-4 residential mortgage	4,632,469	2,300,063	5,928,980	12,861,512	99,404,882	112,266,394	724,270	6,047,300
Multifamily	-	-	-	-	2,863,816	2,863,816	-	-
Home equity and second
mortgage	165,669	63,459	244,616	473,744	12,009,089	12,482,833	56,704	188,900
Commercial mortgage	487,226	319,431	2,493,535	3,300,192	37,042,044	40,342,236	-	2,579,645
Non-Real Estate Secured:
Commercial & agricultural	249,260	272,044	432,584	953,888	15,648,999	16,602,887	-	432,584
Financial institutions	-	-	-	-	323,021	323,021	-	-
Civic organizations	-	-	-	-	471,939	471,939	-	-
Consumer-auto	150,589	44,017	78,536	273,142	4,260,520	4,533,662	65,413	13,124
Consumer-Other	223,490	23,340	72,216	319,046	8,316,326	8,635,372	37,779	39,437
Total	$6,848,985	$4,169,112	$15,028,171	$26,046,268	$227,009,110	$253,055,378	$935,975	$15,709,861

Impaired Loans

A loan is considered impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Smaller balance homogenous loans may be collectively evaluated for impairment. Impaired loans are measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent.  Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.  The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

As of March 31, 2011 and December 31, 2010, respectively, the recorded investment in impaired loans totaled $12,204,276 and $12,896,777.  The average age of the third-party appraisal or independent assessment used to measure impairment on our collateral-dependent loans at March 31, 2011 was 13 months.  The Bank’s current practice is to consider an appraisal or assessment to be current if it is less than 18 months old.  The total amount of collateral-dependent impaired loans at March 31, 2011 and December 31, 2010, respectively, was $11,315,939  and $12,049,301, of these $7,455,119 and $7,153,100 were measured for impairment using appraisals aged less than 18 months.  The remaining $3,860,820 and $4,896,201 of collateral-dependent impaired loans was measured for impairment using existing appraisals discounted 15-20% for age and other pertinent factors.  As of March 31, 2011 and December 31, 2010, respectively, $1,807,283 and $2,690,866 of the recorded investment in impaired loans did not require specific reserves because they had been written down to the fair value of collateral through a direct charge-off.

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the estimated collateral value, reasons for the delay, payment record, the amount past due and the number of days past due.

15

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

The following table is a summary of information related to impaired loans as of March 31, 2011 and December 31, 2010:

Impaired Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance	Allowance	Investment	Recognized
March 31, 2011
With no related allowance recorded:
Land development & other land	$1,510,171	$1,492,954	$-	$1,913,502	$2,490
Farmland	3,452,067	3,429,914	-	3,289,699	5,178
1-4 residential mortgage	2,298,920	2,224,664	-	3,785,147	-
Commercial mortgage	2,359,816	2,350,108	-	2,105,646	-
Commercial & agricultural	-	-	-	-	-
Subtotal	9,620,974	9,497,640	-	11,093,994	7,668

With an allowance recorded:
Land development & other land	480,174	477,220	175,347	301,110	-
Farmland	317,248	315,285	13,535	63,450	-
1-4 residential mortgage	1,435,175	1,427,522	54,809	1,334,866	7,782
Commercial mortgage	239,317	235,160	44,640	238,065	-
Commercial & Agricultural	111,388	107,979	10,798	77,972	-
Subtotal	2,583,302	2,563,166	299,129	2,015,463	7,782

Totals:
Land development & other land	1,990,345	1,970,174	175,347	2,214,612	2,490
Farmland	3,769,315	3,745,199	13,535	3,353,149	5,178
1-4 residential mortgage	3,734,095	3,652,186	54,809	5,120,013	7,782
Commercial mortgage	2,599,133	2,585,268	44,640	2,343,711	-
Commercial & agricultural	111,388	107,979	10,798	77,972	-
Total	$12,204,276	$12,060,806	$299,129	$13,109,457	$15,450

December 31, 2010
With no related allowance recorded:
Land development & other land	$2,786,092	$2,718,524	$-	$3,352,246	$93,528
Farmland	2,513,148	2,492,274	-	1,476,316	6,962
1-4 residential mortgage	3,836,798	3,770,194	-	4,012,573	650
Commercial mortgage	1,902,880	1,896,597	-	1,757,777	-
Commercial & agricultural	-	-	-	157,520	-
Subtotal	11,038,918	10,877,589	-	10,756,432	101,140

With an allowance recorded:
Land development & other land	-	-	-	-	-
Farmland	424,224	421,166	32,410	424,224	-
1-4 residential mortgage	1,306,962	1,282,727	55,185	567,826	8,391
Commercial mortgage	126,673	124,082	28,082	126,673	-
Commercial & agricultural	-	-	-	-	-
Subtotal	1,857,859	1,827,975	115,677	1,118,723	8,391

Totals:
Land development & other land	2,786,092	2,718,524	-	3,352,246	93,528
Farmland	2,937,372	2,913,440	32,410	1,900,540	6,962
1-4 residential mortgage	5,143,760	5,052,921	55,185	4,580,399	9,041
Commercial mortgage	2,029,553	2,020,679	28,082	1,884,450	-
Commercial & agricultural	-	-	-	157,520	-
Total	$12,896,777	$12,705,564	$115,677	$11,875,155	$109,531

(1)	Recorded investment includes unpaid active principal outstanding, accrued interest, late charges and unearned deferred cost

No additional funds are committed to be advanced in connection with impaired loans.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

The average recorded investment in impaired loans and interest income recognized on impaired loans for the three month periods ended March 31, 2011 and 2010 (all approximate) are summarized below:

	2011	2010

Average investment in impaired loans	$13,109,457	$13,984,364
Interest income recognized on impaired loans	$15,450	$112,207
Interest income recognized on a cash basis on impaired loans	$15,737	$113,694

Note 5.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2011 and 2010 follows:

	2011	2010

Tax at statutory federal rate	$(190,463)	$179,549
Tax exempt interest income	(44,780)	(41,690)
Other tax exempt income	(27,540)	(25,500)
Other	5,783	6,641
	$(257,000)	$119,000

Note 6.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2011 and 2010.

	March 31,
	2011	2010

Service cost	$114,499	$102,960
Interest cost	109,934	104,258
Expected return on plan assets	(193,682)	(165,071)
Amortization of net obligation at transition	-	-
Amortization of prior service cost	808	808
Amortization of net (gain) or loss	11,254	9,699
Net periodic benefit cost	$42,813	$52,654

It is Bank policy to contribute the maximum tax-deductible amount each year as determined by the plan administrator.  No contribution to the plan was made during the three month period ended March 31, 2011.  Based on current information, it is anticipated the 2011 contribution will be approximately $1,021,577 and will be made sometime in the second quarter of 2011.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at March 31, 2011 and December 31, 2010 is as follows:

	Mar 31, 2011	Dec 31, 2010

Commitments to extend credit	$11,777,464	$13,652,036
Standby letters of credit	-	-
	$11,777,464	$13,652,036

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

Note 8.  Fair Value

FASB ASC 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value of future cash flows or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 8.  Fair Value, continued

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

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and due from banks	$8,293	$8,293	$9,201	$9,201
Interest bearing deposits with banks	3,308	3,308	3,306	3,306
Federal funds sold	34,806	34,806	27,746	27,746
Securities, available for sale	47,964	47,964	46,841	46,841
Securities, held to maturity	856	893	851	888
Restricted equity securities	1,617	1,617	1,617	1,617
Loans, net of allowance for loan losses	238,286	239,668	248,513	250,800
Cash value of life insurance	8,515	8,515	8,434	8,434
Accrued interest receivable	2,070	2,070	2,132	2,132

Financial liabilities
Deposits	310,645	313,258	311,817	314,484
Long-term debt	25,000	27,363	25,000	27,672
Accrued interest payable	709	709	312	312

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 8.  Fair Value, continued

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, “Receivables”.   The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 8.  Fair Value, continued

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2.  Examples of Level 2 derivatives are interest rate swaps, caps and floors.  No derivative instruments were held as of March 31, 2011 or December 31, 2010.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

March 31, 2011	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Government agency securities	$1,222,551	$-	$1,222,551	$-
Government sponsored enterprises	25,188,653	-	25,188,653	-
Mortgage-backed securities	10,348,990	-	10,348,990	-
State and municipal securities	11,203,468	-	11,203,468	-
Total investment securities
available for sale	$47,963,662	$-	$47,963,662	$-
Total assets at fair value	$47,963,662	$-	$47,963,662	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2010	Total	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. Government agency securities	$1,291,595	$-	$1,291,595	$-
Government sponsored enterprises	23,469,366	-	23,469,366	-
Mortgage-backed securities	10,630,694	-	10,630,694	-
State and municipal securities	11,449,592	-	11,449,592	-
Total investment securities
available for sale	$46,841,247	$-	$46,841,247	$-
Total assets at fair value	$46,841,247	$-	$46,841,247	$-

Total liabilities at fair value	$-	$-	$-	$-

There were no significant transfers to or from Levels 1 and 2 during the three-month period ended March 31, 2011 or for the year ended December 31, 2010.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

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

March 31, 2011	Total	Level 1	Level 2	Level 3

Loans	$4,037,788	$-	$2,941,123	$1,096,665
Foreclosed assets	2,327,000	-	1,375,000	952,000
Total assets at fair value	$6,364,788	$-	$4,316,123	$2,048,665

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2010	Total	Level 1	Level 2	Level 3

Loans	$4,344,737	$-	$3,009,982	$1,334,755
Foreclosed assets	834,000	-	108,000	726,000
Total assets at fair value	$5,178,737	$-	$3,117,982	$2,060,755

Total liabilities at fair value	$-	$-	$-	$-

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Overall, the Company recorded a pre-tax loss of $560,186 for the quarter ended March 31, 2011 compared to pre-tax earnings of $528,084 for the same period in 2010.   Income tax expense decreased by $376,000 from the first quarter of 2010 to 2011 resulting in a net loss of $303,186 for the first quarter of 2011 compared to net income of $409,084 for the same period in 2010.  The decrease in pretax earnings of $1,088,270 from the first quarter of 2010 to the first quarter of 2011 was due to a decrease in net interest income of $170,508 combined with an increase in loan loss provisions of $1,019,879.

Total interest income decreased by $548,723 for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, while interest expense on deposits and other borrowings decreased by $378,215 over the same period.  The decrease in interest income was attributable primarily to a decrease in the average outstanding balance of loans for the first quarter of 2011 as compared to the same quarter in 2010, an increase in the amount of loans on non-accrual status, and a decrease in the average yield on investment securities in the first quarter of 2011 compared to 2010.  From December 31, 2009 to March 31, 2011 the bank has experienced a decrease in loans of 10.0%, from $270 million to $243 million caused by continued weakness in loan demand in the bank’s market area.  In response to the decrease in loan demand management has continued to reduce interest rates on deposits, leading to the reduction in interest expense.   The result was a decrease in net interest income of $170,508, or 5.65% for the quarter ended March 31, 2011, compared to the same quarter last year.

The provision for loan losses was $1,306,387 for the quarter ended March 31, 2011 and $286,508 for the same period in 2010.  The increase was due to increased charge-offs as well as increasing loan loss reserve levels in light of current economic conditions and an increase in the bank’s level foreclosure activity.  The reserve for loan losses at March 31, 2011 was approximately 2.01% of total loans, compared to 1.40% at March 31, 2010.  Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $600,575 in the first quarter of 2011 compared to $508,664 in the first quarter of 2010.  The majority of the increase came as a result of increased gains on the sale of investment securities totaling $51,899.  Mortgage origination fees and ATM income also increased by $10,946 and $13,264 respectively.

Noninterest expenses decreased by $10,206 for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  Salary and employee benefit expenses decreased by $58,705, or 3.75% due to employee attrition and reductions in benefit costs.  Occupancy expenses decreased by $11,197 compared to the prior year, while equipment related expenses decreased by $28,489.  Other expenses increased by $88,185, or 10.85%.  The increase in other expenses in 2011 was due primarily to increases in costs related to foreclosure activity and other real estate owned.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets decreased by $1,407,403, or 0.38%, from December 31, 2010 to March 31, 2011.  Net loans decreased by $10,227,415, federal funds sold increased by $7,060,178 and investment securities increased by $1,127,851.  The decrease in loans and related increase in federal funds sold and investment securities is the result of continued weakness in loan demand in the bank’s market area.

Total deposits decreased by $1,172,001, or 0.38%, from December 31, 2010 to March 31, 2011.  The decrease in deposits came as management maintained lower deposit interest rates in response to the aforementioned decrease in loan demand.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $19,902,561 at December 31, 2010 to $19,874,948 at March 31, 2011.  Foreclosed assets consist of twenty-three properties totaling $4,989,726 at March 31, 2011.  One commercial real estate property represents a significant portion of the balance in foreclosed assets with a value of $2,422,726.  The remaining properties are all residential real estate with the exception on one commercial building.  There were no disposals of foreclosed property in the first three months of 2011.  All foreclosed properties are being marketed for sale.  Loans past due more than ninety days decreased from $935,975 at December 31, 2010 to $521,516 at March 31, 2011.

Nonaccrual loans decreased from $15,709,861 at December 31, 2010 to $14,363,706 at March 31, 2011.  During the first three months of 2011, loans totaling $2,866,835 were added to nonaccrual status while loans totaling $4,212,990 were removed from nonaccrual status.  Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.  Loans less than 90 days past due may be placed in nonaccrual status if management determines that payment in full of principal or interest is not expected.  Loans are removed from nonaccrual status when they are deemed a loss and charged to the allowance, transferred to foreclosed assets, or returned to accrual status based upon performance consistent with the original terms of the loan or a subsequent restructuring thereof.  Management continues to closely monitor nonperforming assets and their impact on earnings and loan loss reserves.

At March 31, 2011, the allowance for loan losses included $299,129 specifically reserved for impaired loans in the amount of $2,583,302.  Based on impairment analysis, loans totaling $9,620,974 were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2010 totaled $12,896,777, of which $1,857,859 required specific reserves of $115,677.

The decrease in impaired loans from $12,896,777 at December 31, 2010 to $12,204,276 at March 31, 2011 was attributable to principal repayments, through customers liquidating collateral, and to additional write downs.

Certain types of loans, such as option ARM products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  The Bank has not offered these types of loans in the past and does not offer them currently.  Junior-lien mortgages can also be considered higher risk loans.  Our junior-lien portfolio at March 31, 2011 totaled $6.1 million, or 2.52% of total loans.  Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders’ equity totaled $30,080,541 at March 31, 2011 compared to $30,409,770 at December 31, 2010.  The $329,229 decrease was the result of the net loss of $303,186, payment of dividends totaling $171,897, offset by an increase in the market value of securities classified as available for sale of $145,854.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities.  The Bank exceeds all regulatory capital guidelines and is considered to be “well capitalized.”

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $10,500,000 at March 31, 2011.  No balances were outstanding on these lines at March 31, 2011 or December 31, 2010.  Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank.  Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank’s 1 to 4 family residential real estate loans, totaled $15,000,000 at March 31, 2011 and December 31, 2010.  Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of March 31, 2011, and December 31, 2010.  The unused credit line from the Federal Home Loan Bank as of March 31, 2011 is approximately $40,000,000.

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

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company.  Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  For additional information on known and unknown risks, see the “Forward Looking Statements” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

GRAYSON BANKSHARES, INC.

Date: May 16, 2011	By:	/s/ Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

	By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.