Form 10-Q
period 2011-06-30
GRAYSON BANKSHARES INC
filed 2011-08-15
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,718,968 shares of Common Stock, par value
$1.25 per share, outstanding as of August 11, 2011.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—June 30, 2011 (Unaudited)
	and December 31, 2010 (Audited)	3

	Unaudited Consolidated Statements of Income—Six Months Ended
	June 30, 2011 and June 30, 2010	4

	Unaudited Consolidated Statements of Income—Three Months Ended
	June 30, 2011 and June 30, 2010	5

	Consolidated Statements of Changes in Stockholders’ Equity—Six Months
	Ended June 30, 2011 (Unaudited) and Year Ended December 31, 2010 (Audited)	6

	Unaudited Consolidated Statements of Cash Flows—Six Months Ended
	June 30, 2011 and June 30, 2010	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Removed and Reserved	29

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

Part I.  Financial Information

Item 1.  Financial Statements

Grayson Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Assets

Cash and due from banks	$9,099,776	9,200,552
Interest-bearing deposits with banks	3,310,027	3,305,724
Federal funds sold	28,309,864	27,745,592
Investment securities available for sale	50,714,303	46,841,247
Investment securities held to maturity
(fair value approximately $891,087 at June 30, 2011,
and $888,013 at December 31, 2010)	861,473	850,590
Restricted equity securities	1,590,200	1,617,300
Loans, net of allowance for loan losses of $4,898,464 at
June 30, 2011 and $4,542,420 at December 31, 2010	232,151,066	248,512,958
Cash value of life insurance	8,595,596	8,433,596
Foreclosed assets	4,615,726	3,256,725
Property and equipment, net	10,632,899	10,575,133
Accrued interest receivable	1,841,036	2,131,943
Other assets	6,689,414	5,745,728
	$358,411,380	$368,217,088
Liabilities and Stockholders’ Equity

Liabilities\
Deposits
Noninterest-bearing	$45,163,406	$42,487,778
Interest-bearing	257,287,871	269,329,080
Total deposits	302,451,277	311,816,858

Long-term debt	25,000,000	25,000,000
Accrued interest payable	283,784	311,647
Other liabilities	569,062	678,813
	$328,304,123	$337,807,318

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $25 par value; 500,000
shares authorized; none issued	-	-
Common stock, $1.25 par value; 2,000,000 shares
authorized; 1,718,968 shares issued and outstanding
in 2011 and 2010, respectively	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	28,111,252	28,975,488
Accumulated other comprehensive loss	(674,330)	(1,236,053)
	30,107,257	30,409,770
	$358,411,380	$368,217,088

See Notes to Consolidated Financial Statements.

  Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Six Months ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Interest Income
Loans and fees on loans	$7,276,917	$8,475,970
Interest-bearing deposits in banks	4,941	329
Federal funds sold	33,539	19,959
Investment securities:
Taxable	520,394	682,087
Exempt from federal income tax	226,913	185,968
	8,062,704	9,364,313

Interest expense
Deposits	2,060,800	2,877,082
Interest on borrowings	523,820	523,820
	2,584,620	3,400,902
Net interest income	5,478,084	5,963,411

Provision for loan losses	2,633,499	849,759
Net interest income after
provision for loan losses	2,844,585	5,113,652

Noninterest income
Service charges on deposit accounts	535,960	504,782
Increase in cash value of life insurance	162,000	150,000
Net realized gains on securities	265,013	32,967
Other income	358,951	314,181
	1,321,924	1,001,930

Noninterest expense
Salaries and employee benefits	3,094,364	3,154,829
Occupancy expense	234,578	244,774
Equipment expense	323,401	395,991
Other expense	1,762,505	1,662,264
	5,414,848	5,457,858
(Loss) income before income taxes	(1,248,339)	657,724

Income tax (benefit) expense	(556,000)	105,000
Net (loss) income	$(692,339)	$552,724

Basic (loss) earnings per share	$(0.40)	$0.32
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.10	$0.20

See Notes to Consolidated Financial Statements.

 Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months ended June 30, 2011 and 2010

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Interest Income
Loans and fees on loans	$3,474,233	$4,170,528
Interest-bearing deposits in banks	3,199	119
Federal funds sold	16,789	10,668
Investment securities:
Taxable	263,052	345,810
Exempt from federal income tax	109,194	92,228
	3,866,467	4,619,353

Interest expense
Deposits	971,106	1,409,173
Interest on borrowings	263,357	263,357
	1,234,463	1,672,530
Net interest income	2,632,004	2,946,823

Provision for loan losses	1,327,112	563,251
Net interest income after
provision for loan losses	1,304,892	2,383,572

Noninterest income
Service charges on deposit accounts	292,742	272,044
Increase in cash value of life insurance	81,000	75,000
Net realized gains (losses) on securities	177,157	(2,990)
Other income	170,450	149,212
	721,349	493,266

Noninterest expense
Salaries and employee benefits	1,587,284	1,589,044
Occupancy expense	109,647	108,646
Equipment expense	156,152	200,253
Other expense	861,311	849,255
	2,714,394	2,747,198
(Loss) income before income taxes	(688,153)	129,640

Income tax (benefit) expense
Net (loss) income	(299,000)	(14,000)
	$(389,153)	$143,640

Basic (loss) earnings per share	$(0.23)	$0.08
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.00	$0.10

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months ended June 30, 2011(unaudited) and the Year ended December 31, 2010 (audited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2009	$1,718,968	$2,148,710	$521,625	$28,497,214	$(627,604)	$30,539,945

Comprehensive income
Net income	-	-	-	1,165,861	-	1,165,861
Net change in pension reserve
net of income taxes of ($60,010)	-	-	-	-	(116,490)	(116,490)
Net change in unrealized
loss on investment
securities available for
sale, net of taxes of ($58,196)	-	-	-	-	(112,967)	(112,967)
Reclassification adjustment,
net of income taxes of ($195,239)	-	-	-	-	(378,992)	(378,992)
Total comprehensive income						557,412

Dividends paid
($.40 per share)				(687,587)		(687,587)
Balance, December 31, 2010	1,718,968	2,148,710	521,625	28,975,488	(1,236,053)	30,409,770

Comprehensive income
Net loss	-	-	-	(692,339)	-	(692,339)
Net change in unrealized
loss on investment
securities available for
sale, net of taxes of $379,477	-	-	-	-	736,632	736,632
Reclassification adjustment,
net of income taxes of ($90,104)	-	-	-	-	(174,909)	(174,909)
Total comprehensive loss						(130,616)

Dividends paid
($.10 per share)	-	-	-	(171,897)	-	(171,897)
Balance, June 30, 2011	1,718,968	$2,148,710	$521,625	$28,111,252	$(674,330)	$30,107,257

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$(692,339)	$552,724
Adjustments to reconcile net income (loss)
to net cash provided by operations:
Depreciation and amortization	372,000	381,000
Provision for loan losses	2,633,499	849,759
Deferred income taxes	164,000	118,000
Net realized gains on securities	(265,013)	(32,967)
Accretion of discount on securities, net of
amortization of premiums	184,793	104,492
Deferred compensation	(10,365)	(14,879)
Net realized loss on foreclosed assets	24,713	1,070
Changes in assets and liabilities:
Cash value of life insurance	(162,000)	(150,000)
Accrued income	290,907	182,631
Other assets	(1,397,058)	(562,281)
Accrued interest payable	(27,863)	(38,392)
Other liabilities	(99,386)	347,389
Net cash provided by operating activities	1,015,888	1,738,546

Cash flows from investing activities
Purchases of available-for-sale investment securities	(15,301,316)	(17,417,695)
Sales of available-for-sale investment securities	8,096,744	2,138,794
Maturities/calls/paydowns of available-for-sale investment securities	4,251,948	15,297,337
Sales of restricted equity securities	27,100	-
Net decrease in loans	11,995,393	2,948,756
Proceeds from the sale of foreclosed assets	349,286	138,089
Purchases of property and equipment, net of sales	(429,766)	(148,272)
Net cash provided by investing activities	8,989,389	2,957,009

Cash flows from financing activities
Net decrease in deposits	(9,365,581)	(3,047,252)
Dividends paid	(171,897)	(343,794)
Net cash used in financing activities	(9,537,478)	(3,391,046)
Net increase in cash and cash equivalents	467,799	1,304,509

Cash and cash equivalents, beginning	40,251,868	28,294,122
Cash and cash equivalents, ending	$40,719,667	$29,598,631

Supplemental disclosure of cash flow information
Interest paid	$2,612,483	$3,439,294
Taxes paid	$43,000	$-
Transfers of loans to foreclosed properties	$1,733,000	$423,000

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

The consolidated financial statements as of June 30, 2011 and for the periods ended June 30, 2011 and 2010 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2010, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The results of operations for the six-month and three-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies

Recent Accounting Pronouncements, continued

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances.  The daily average cash reserve requirement was approximately $1,674,000 and $1,943,000 for the periods including June 30, 2011 and December 31, 2010, respectively.

Note 3.  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values at June 30, 2011 and December 31, 2010 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2011
Available for sale:
U.S. Government agency securities	$3,111,521	$48,159	$4,903	$3,154,777
Government sponsored enterprises	26,353,424	380,566	53,519	26,680,471
Mortgage-backed securities	10,034,387	147,942	19,733	10,162,596
State and municipal securities	10,529,655	247,819	61,015	10,716,459
	$50,028,987	$824,486	$139,170	$50,714,303
Held to maturity:
State and municipal securities	$861,473	$29,614	$-	$891,087

December 31, 2010
Available for sale:
U.S. Government agency securities	$1,231,318	$60,277	$-	$1,291,595
Government sponsored enterprises	23,848,397	151,337	530,368	23,469,366
Mortgage-backed securities	10,254,088	394,732	18,126	10,630,694
State and municipal securities	11,673,223	81,369	305,000	11,449,592
	$47,007,026	$687,715	$853,494	$46,841,247
Held to maturity:
State and municipal securities	$850,590	$37,423	$-	$888,013

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 3.  Investment Securities, continued

There were no securities transferred between the available for sale and held to maturity portfolios during the six-month period ended June 30, 2011 or the year ended December 31, 2010.  During 2010, three municipal securities classified as held to maturity were sold.  The amortized cost of the securities totaled $1,366,635 and sales proceeds totaled $1,386,012, resulting in a net gain of $19,377.  The securities were sold based upon evidence of deterioration in the issuer’s creditworthiness. Each of these securities had lost underlying insurance protection resulting in a reduction in credit rating for one issue and loss of credit ratings on two issues.  There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented.

Restricted equity securities were $1,590,200 at June 30, 2011 and $1,617,300 at December 31, 2010.  Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost.  All of these entities are upstream correspondents of the Bank.  The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money.  The Bank is required to hold that stock so long as it borrows from the FHLB.  The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve system.  The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following table details unrealized losses and related fair values in the Company’s investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2011
Available for sale
U.S. Government agency securities	$1,500,010	$4,903	$-	$-	$1,500,010	$4,903
Government sponsored enterprises	12,218,103	53,519	-	-	12,218,103	53,519
Mortgage-backed securities	1,007,519	19,733	-	-	1,007,519	19,733
State and municipal securities	3,338,197	61,015	-	-	3,338,197	61,015
Total securities available for sale	$18,063,829	$139,170	$-	$-	$18,063,829	$139,170

December 31, 2010
Available for sale:
Government sponsored enterprises	$13,870,450	$493,346	$32,178	$37,022	$13,902,628	$530,368
Mortgage-backed securities	2,801,081	18,126	-	-	2,801,081	18,126
State and municipal securities	5,902,003	305,000	-	-	5,902,003	305,000
Total securities available for sale	$22,573,534	$816,472	$32,178	$37,022	$22,605,712	$853,494

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

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition and the issuer's anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at June 30, 2011. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 3.  Investment Securities, continued

Investment securities with amortized cost of approximately $17,730,389 at June 30, 2011 and $17,636,109 at December 31, 2010, were pledged as collateral on public deposits and for other purposes as required or permitted by law.  Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.  Gross realized gains and losses for the six-month and three-month periods ended June 30, 2011 and 2010 are as follows:
	Six-months ended June 30,		Three-months ended June 30,
	2011	2010	2011	2010

Realized gains	$274,268	$72,951	$177,297	$36,994
Realized losses	(9,255)	(39,984)	(140)	(39,984)
	$265,013	$32,967	$177,157	$(2,990)

The scheduled maturities of securities available for sale and securities held to maturity at June 30, 2011, were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	-
Due after one year through five years	1,798,348	1,846,566	376,820	392,437
Due after five years through ten years	14,546,010	14,678,993	-	-
Due after ten years	33,684,629	34,188,744	484,653	498,650
	$50,028,987	$50,714,303	$861,473	$891,087

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

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses as of June 30, 2011 and June 30, 2010:

Allowance for Loan Losses and Recorded Investment in Loans

	Commercial		Construction
	&	Commercial	&			Consumer
	Agricultural	Mortgage	Development	Farmland	Residential	& Other	Total

Allowance for loan losses

Balance, January 1, 2011	$436,872	$777,515	$526,231	$710,368	$1,861,953	$229,481	$4,542,420
Charge-offs	(317,766)	(64,000)	(569,361)	-	(1,140,149)	(252,462)	(2,343,738)
Recoveries	16,135	490	-	-	7,629	53,039	66,283
Provision	388,959	5,590	669,328	61,534	1,235,165	272,923	2,633,499
Balance, June 30, 2011	$524,200	$719,595	$626,198	$771,902	$1,964,598	$291,971	$4,898,464

Balance, January 1, 2010							$3,555,273
Provision charged to expense							849,759
Recoveries of amounts charged off							79,501
Amounts charged off							(593,505)
Balance, June 30, 2010							$3,891,028

June 30, 2011
Ending balance: individually
evaluated for impairment	$48,352	$47,555	$347	$205,827	$80,101	$-	$382,182
Ending balance: collectively
evaluated for impairment	$475,848	$672,040	$625,851	$566,075	$1,884,497	$291,971	$4,516,282

Loans outstanding:
Ending balance	$14,474,878	$37,812,413	$19,348,941	$35,561,850	$116,871,455	$12,979,993	$237,049,530
Ending balance: individually
evaluated for impairment	$307,979	$3,908,3438	$2,426,9104	$5,514,256	$4,812,310	$-	$16,969,798
Ending balance: collectively
evaluated for impairment	$14,166,899	$33,904,070	$16,922,031	$30,047,594	$112,059,145	$12,979,993	$220,079,732

June 30, 2010
Allowance for loan losses:
Ending balance	$399,043	$664,301	$581,952	$506,178	$1,573,361	$186,193	$3,891,028
Ending balance: individually
evaluated for impairment	$-	$-	$16,897	$-	$65,189	$-	$82,086
Ending balance: collectively
evaluated for impairment	$399,043	$644,301	$465,055	$506,178	$1,508,172	$186,193	$3,808,942

Loans outstanding:
Ending balance	$17,947,258	$41,340,592	$27,286,582	$33,916,957	$129,314,919	$16,491,255	$266,297,563
Ending balance: individually
evaluated for impairment	$94,453	$1,902,145	$3,708,953	$1,802,985	$4,965,243	$-	$12,473,779
Ending balance: collectively
evaluated for impairment	$17,852,805	$39,438,447	$23,577,629	$32,113,972	$124,349,6767	$16,491,255	$253,823,784

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio.  The Bank’s loan ratings coincide with the "Substandard," "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted.   Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."   Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk.  As of June 30, 2011 and December 31, 2010, respectively, the Bank had no loans graded “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of June 30, 2011 and December 31, 2010:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
June 30, 2011
Real Estate Secured:
1-4 residential construction	$456,305	$-	$-	$63,000	$-	$519,305
Commercial construction	227,913	-	-	-	-	227,913
Land development &
other land	12,189,860	2,152,850	305,396	3,953,617	-	18,601,723
Farmland	24,324,709	3,275,075	1,151,666	6,810,400	-	35,561,850
1-4 residential mortgage	89,060,950	1,899,592	610,730	6,569,896	-	98,141,168
Multifamily	2,820,090	-	-	-	-	2,820,090
Home equity and second
mortgage	14,399,257	190,475	-	1,290,885	29,580	15,910,197
Commercial mortgage	28,490,634	2,025,640	763,347	6,532,792	-	37,812,413
Non-Real Estate Secured:
Commercial & agricultural	12,912,406	462,587	157,458	669,944	26,739	14,229,134
Financial institutions	-	-	245,744	-	-	245,744
Civic organizations	371,283	-	-	-	-	371,283
Consumer-auto	3,422,297	11,035	2,000	55,462	-	3,490,794
Consumer-Other	8,906,822	20,332	73,024	112,750	4,988	9,117,916
Total	$197,582,526	$10,037,586	$3,309,365	$26,058,746	$61,307	237,049,530

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

	Loan Grades
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
December 31, 2010						-
Real Estate Secured:						-
1-4 residential construction	$694,877	$-	$-	$115,238	$-	$810,115
Commercial construction	218,345	-	-	-	-	218,345
Land development &
other land	13,090,447	1,734,074	545,952	4,909,368	-	20,279,841
Farmland	23,512,660	1,558,170	1,703,,049	6,451,038	-	33,224,917
1-4 residential mortgage	102,301,105	1,049,301	200,489	8,715,499	-	112,266,394
Multifamily	2,863,816	-	-	-	-	2,863,816
Home equity and second
mortgage	12,111,438	121,792	-	249,603	-	12,482,833
Commercial mortgage	30,756,084	3,578,944	721,327	5,285,881	-	40,342,236
Non-Real Estate Secured:
Commercial & agricultural	15,444,342	301,909	-	856,636	-	16,602,887
Financial institutions	-	-	323,021	-	-	323,021
Civic organizations	471,939	-	-	-	-	471,939
Consumer-auto	4,447,086	-	-	86,576	-	4,533,662
Consumer-Other	8,536,033	2,123	-	97,216	-	8,635,372
Total	$214,448,172	$8,346,313	$3,493,838	$26,767,055	$-	$253,055,378

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

The following table presents an age analysis of nonaccrual and past due loans by category as of June 30, 2011 and December 31, 2010:

Analysis of Past Due and Nonaccrual Loans

									90+ Days
			90 Days or						Past Due
	30-59 Days	60-89 Days	More Past	Total Past			Total		and Still		Nonaccrual
	Past Due	Past Due	Due	Due	Current		loans		Accruing		Loans
June 30, 2011
Real Estate Secured:
1-4 residential construction	$-	$-	$$63,0008	$63,000	$$456,305		$519,305		$-		$63,000
Commercial construction	-	-	-	-	227,913		227,913		-		-
Land development &
other land		811,672	1,333,152	3,871,820	14,729,903		18,601,723		-		2,362,449
Farmland	1,726,996	301,026	4,180,921	7,516,202	28,045,648		35,561,850		-		5,420,467
1-4 residential mortgage	3,034,255	1,123,514	4,097,821	8,971,852	89,169,316		98,141,168		446,060		4,445,131
Multifamily	-	-	-	-	2,820,090		2,820,090		-		-
Home equity and second
mortgage	204,887	50,902	973,845	1,229,634	14,680,563		15,910,197		246,581		844,984
Commercial mortgage	475,467	194,000	3,877,859	4,547,326	33,265,087		37,812,413		-		4,123,685
Non-Real Estate Secured:
Commercial & agricultural	341,200	46,031	261,098	648,329	13,580,805		14,229,134		-		496,0554
Financial institutions	-	-	-	-	245,744		245,744		-		-
Civic organizations	-	-	-	-	371,283		371,283		-		-
Consumer-auto	139,420	35,276	35,276	194,215	3,296,579		3,490,794		17,276		18,000
Consumer-Other	112,264	34,762	34,762	169,976	8,947,940		9,117,916		12,587		56,691
Total	$9,785,006	$2,569,614	$14,857,734	$27,212,354	$209,837,176	$	$237,049,530	$	$722,504	$	$17,830,461

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

							90+ Days
			90 Days or				Past Due
	30-59 Days	60-89 Days	More Past	Total Past		Total	and Still	Nonaccrual
	Past Due	Past Due	Due	Due	Current	loans	Accruing	Loans
December 31, 2010
Real Estate Secured:
1-4 residential construction	$-	$115,238	$-	$$115,238	$694,877	$810,115	$-	$-
Commercial construction	-	-	-	-	218,345	218,345	-	-
Land development &
other land	431,277	27,641	2,841,698	3,300,616	16,979,225	20,279,841	51,809	2,901,203
Farmland	509,005	1,003,879	2,936,006	4,448,890	28,776,027	33,224,917		3,507,668
1-4 residential mortgage	4,632,469	2,300,063	5,928,980	12,861,512	99,404,882	112,266,394	724,270	6,047,300
Multifamily	-	-	-	-	2,863,816	2,863,816	-	-
Home equity and second
mortgage	165,669	63,459	244,616	473,744	12,009,089	12,482,833	56,704	188,900
Commercial mortgage	487,226	319,431	2,493,535	3,300,192	37,042,044	40,342,236	-	2,579,645
Non-Real Estate Secured:
Commercial & agricultural	249,260	272,044	432,584	953,888	15,648,999	16,602,887	-	432,584
Financial institutions	-	-	-	-	323,021	323,021	-	-
Civic organizations	-	-	-	-	471,939	471,939	-	-
Consumer-auto	150,589	44,017	78,536	273,142	4,260,520	4,533,662	65,413	13,124
Consumer-Other	223,490	23,340	72,216	319,046	8,316,326	8,635,372	37,779	39,437
Total	$6,848,985	$4,169,112	$15,028,171	$26,046,268	$227,009,110	$253,055,378	$935,975	$15,709,861

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

As of June 30, 2011 and December 31, 2010, respectively, the recorded investment in impaired loans totaled $16,969,798 and $12,705,564.  The average age of the third-party appraisal or independent assessment used to measure impairment on our collateral-dependent loans at June 30, 2011 was 14 months.  The Bank’s current practice is to consider an appraisal or assessment to be current if it is less than 18 months old.  The total amount of collateral-dependent impaired loans at June 30, 2011 and December 31, 2010, respectively, was $15,399,677 and $11,867,568, of these $12,516,573 and $7,051,584 were measured for impairment using appraisals aged less than 18 months.  The remaining $2,883,104 and $4,815,984 of collateral-dependent impaired loans were measured for impairment using existing appraisals discounted 15-20% for age and other pertinent factors.  As of June 30, 2011 and December 31, 2010, respectively, $1,407,197 and $2,632,439 of the recorded investment in impaired loans did not require specific reserves because they had been written down to the fair value of collateral through a direct charge-off.

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

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

The following table is a summary of information related to impaired loans as of June 30, 2011 and December 31, 2010:

Impaired Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance	Allowance	Investment	Recognized
June 30, 2011
With no related allowance recorded:
1-4 Residential Construction	$63,000	$115,238	$-	$31,326	$-
Land development & other land	2,254,309	2,739,445	-	2,186,876	-
Farmland	3,600,377	3,600,377	-	2,249,689	21,094
1-4 residential mortgage	2,142,668	2,587,581	-	3,524,170	10,039
Commercial mortgage	3,210,645	3,395,009	-	2,215,177	-
Commercial & agricultural	-	-	-	-	-
Subtotal	11,270,999	12,437,650	-	10,207,238	31,133

With an allowance recorded:
1-4 Residential Construction	-	-	-	-	-
Land development & other land	109,601	109,601	347	109,601	5,673
Farmland	1,913,879	1,913,879	205,827	1,637,684	-
1-4 residential mortgage	2,669,642	2,826,642	80,101	1,640,211	10,355
Commercial mortgage	697,698	697,698	47,555	367,286	-
Commercial & Agricultural	307,979	307,979	48,352	95,186	-
Subtotal	5,698,799	5,855,799	382,182	3,849,968	16,028

Totals:
1-4 Residential Construction	63,000	115,238	-	31,326	-
Land development & other land	2,363,910	2,849,046	347	2,296,477	5,673
Farmland	5,514,256	5,514,256	205,827	3,887,373	21,094
1-4 residential mortgage	4,812,310	5,414,223	80,101	5,164,381	20,394
Commercial mortgage	3,908,343	4,092,707	47,555	2,582,463	-
Commercial & agricultural	307,949	307,979	48,352	95,186	-
Total	$16,969,798	$18,293,449	$382,182	$14,057,206	$47,161

December 31, 2010
With no related allowance recorded:
Land development & other land	$2,718,524	$2,859,524	$-	$3,281,024	$93,528
Farmland	2,492,274	2,492,274	-	1,456,624	6,962
1-4 residential mortgage	3,770,194	4,034,833	-	3,937,023	650
Commercial mortgage	1,896,597	2,013,961	-	1,752,938	-
Commercial & agricultural	-	-	-	154,225	-
Subtotal	10,877,589	11,400,592	-	10,581,834	101,140

With an allowance recorded:
Land development & other land	-	-	-	-	-
Farmland	421,166	421,166	-	421,166	-
1-4 residential mortgage	1,282,727	1,282,727	-	558,976	8,391
Commercial mortgage	124,082	124,082	-	124,082	-
Commercial & agricultural	-	-	-	-	-
Subtotal	1,827,589	1,827,975	-	1,104,224	8,391

Totals:
Land development & other land	2,718,524	2,859,524	-	3,281,024	93,528
Farmland	2,913,440	2,913,440	32,410	1,877,790	6,962
1-4 residential mortgage	5,052,921	5,317,560	55,185	4,495,999	9,041
Commercial mortgage	2,020,679	2,138,043	28,082	1,877,020	-
Commercial & agricultural	-	-	-	154,225	-
Total	$12,705,564	$13,228,567	$115,677	$11,686,058	$109,531

(1)	Recorded investment is the loan balance, net of any charge-offs

No additional funds are committed to be advanced in connection with impaired loans.

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

The average recorded investment in impaired loans and interest income recognized on impaired loans for the six month periods ended June 30, 2011 and 2010 (all approximate) are summarized below:

	2011	2010

Average investment in impaired loans	$14,057,206	$13,826,022
Interest income recognized on impaired loans	$102,470	$138,425
Interest income recognized on a cash basis on impaired loans	$86,824	$133,896

Note 5.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the six months ended June 30, 2011 and 2010 follows:

	2011	2010

Tax at statutory federal rate	$(424,435)	$223,626
Tax exempt interest income	(86,496)	(80,695)
Other tax exempt income	(55,080)	(51,000)
Other	10,011	13,069
	$(556,000)	$105,000

Note 6.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The following is a summary of net periodic pension costs for the six-month and three-month periods ended June 30, 2011 and 2010.

	Six-months ended June 30,		Three-months ended June 30,
	2011	2010	2011	2010

Service cost	$228,998	$205,920	$114,499	$102,960
Interest cost	219,868	208,516	109,934	104,258
Expected return on plan assets	(387,364)	(330,142)	(193,682)	(165,071)
Amortization of net obligation at transition	-	-	-	-
Amortization of prior service cost	1,616	1,616	808	808
Amortization of net (gain) or loss	22,508	19,398	11,254	9,699
Net periodic benefit cost	$85,626	$105,308	$42,813	$52,654

It is Bank policy to contribute the maximum tax-deductible amount each year as determined by the plan administrator.  A contribution of $1,021,577 was made in the second quarter of 2011.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010

Commitments to extend credit	$12,334,521	$13,652,036
Standby letters of credit	-	-
	$12,334,521	$13,652,036

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

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and due from banks	$9,100	$9,100	$9,201	$9,201
Interest bearing deposits with banks	3,310	3,310	3,306	3,306
Federal funds sold	28,310	28,310	27,746	27,746
Securities, available for sale	50,714	50,714	46,841	46,841
Securities, held to maturity	861	891	851	888
Restricted equity securities	1,590	1,590	1,617	1,617
Loans, net of allowance for loan losses	232,151	234,362	248,513	250,800
Cash value of life insurance	8,596	8,596	8,434	8,434
Accrued interest receivable	1,841	1,841	2,132	2,132

Financial liabilities
Deposits	302,451	305,065	311,817	314,484
Long-term debt	25,000	27,475	25,000	27,672
Accrued interest payable	284	284	312	312

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 8.  Fair Value, continued

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans or foreclosed assets.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, “Receivables”.   The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 8.  Fair Value, continued

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2.  Examples of Level 2 derivatives are interest rate swaps, caps and floors.  No derivative instruments were held as of June 30, 2011 or December 31, 2010.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

June 30, 2011	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Government agency securities	$3,154,777	$-	$3,154,777	$-
Government sponsored enterprises	26,680,471	-	26,680,471	-
Mortgage-backed securities	10,162,596	-	10,162,596	-
State and municipal securities	10,716,459	-	10,716,459	-
Total investment securities
available for sale	$50,714,303	$-	$50,714,303	$-
Total assets at fair value	$50,714,303	$-	$50,714,303	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2010	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Government agency securities	$1,291,595	$-	$1,291,595	$-
Government sponsored enterprises	23,469,366	-	23,469,366	-
Mortgage-backed securities	10,630,694	-	10,630,694	-
State and municipal securities	11,449,592	-	11,449,592	-
Total investment securities
available for sale	$46,841,247	$-	$46,841,247	$-
Total assets at fair value	$46,841,247	$-	$46,841,247	$-

Total liabilities at fair value	$-	$-	$-	$-

There were no significant transfers to or from Levels 1 and 2 during the six-month period ended June 30, 2011 or for the year ended December 31, 2010.

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

June 30, 2011	Total	Level 1	Level 2	Level 3

Loans	$6,723,814	$-	$4,931,074	$1,792,740
Foreclosed assets	1,953,000	-	1,075,000	878,000
Total assets at fair value	$8,676,814	$-	$6,006,074	$2,670,740

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2010

Loans	$4,344,737	$-	$3,009,982	$1,334,755
Foreclosed assets	834,000	-	108,000	726,000
Total assets at fair value	$5,178,737	$-	$3,117,982	$2,060,755

Total liabilities at fair value	$-	$-	$-	$-

Note 9.  Subsequent Events

Management has evaluated events occurring subsequent to the balance sheet date through the date these financial statements were issued, determining no events require additional disclosure in these consolidated financial statements other than as described below.

On August 9, 2011, the Bank entered into a Formal Agreement with the OCC.  Under the terms of the Formal Agreement, the Board of Directors will perform a review of the Bank’s management and thereafter on an ongoing basis ensure that the Bank has competent management to operate the Bank.  In addition, the Bank has agreed to develop, implement and ensure compliance with written plans to (a) maintain sufficient capital, (b) improve and sustain earnings, (c) improve the Bank’s position with respect to loans, relationships or other assets criticized in any report of examination of the Bank, and (d) strengthen the loan review system to ensure timely identification and categorization of problem credits.  As part of the Bank’s plan to maintain sufficient capital, the Bank must adopt a dividend policy that permits the declaration of a dividend only when the Bank is in compliance with its approved capital program and certain federal statutes and with the prior written determination of no supervisory objection by the OCC.  The Bank has also agreed that it will not extend, renew or capitalize accrued interest on any credit to any borrower whose loans or other extensions of credit have been criticized in any report of examination of the Bank and whose aggregate loans or other extensions exceed $250,000 absent prior approval by the Board of Directors consistent with the requirements of the Formal Agreement.

The Bank has already appointed a committee to monitor compliance with the Formal Agreement.  Management and the Board of Directors are in the process of addressing the requirements of the Formal Agreement and have already taken important steps towards complying with its terms.

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

Results of Operations

Overall, the Company recorded a pre-tax loss of $688,153 for the quarter ended June 30, 2011 compared to pre-tax earnings of $129,640 for the same period in 2010.  Income tax expense decreased by $285,000 from the second quarter of 2010 to 2011 resulting in a net loss of $389,153 for the second quarter of 2011 compared to net income of $143,640 for the same period in 2010.  The decrease in pretax earnings of $817,793 from the second quarter of 2010 to the second quarter of 2011 was due to a decrease in net interest income of $314,819 combined with an increase in loan loss provisions of $763,861.

Total interest income decreased by $752,886 for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, while interest expense on deposits and other borrowings decreased by $438,067 over the same period.  The decrease in interest income was attributable primarily to a decrease in the average outstanding balance of loans for the second quarter of 2011 as compared to the same quarter in 2010, an increase in the amount of loans on non-accrual status, and a decrease in the average yield on investment securities in the second quarter of 2011 compared to 2010.  From December 31, 2009 to June 30, 2011 the bank has experienced a decrease in loans of 12.22%, from $270 million to $237 million caused by continued weakness in loan demand in the bank’s market area.  In response to the decrease in loan demand management has continued to reduce interest rates on deposits, leading to the reduction in interest expense.   The result was a decrease in net interest income of $314,819, or 10.68% for the quarter ended June 30, 2011, compared to the same quarter last year.

The provision for loan losses was $1,327,112 for the quarter ended June 30, 2011 and $563,251 for the same period in 2010.  The increase was due to increased charge-offs as well as increasing loan loss reserve levels in light of current economic conditions and an increase in the bank’s level of foreclosure activity.  The reserve for loan losses at June 30, 2011 was approximately 2.07% of total loans, compared to 1.46% at June 30, 2010.  Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $721,349 in the second quarter of 2011 compared to $493,266 in the second quarter of 2010.  The majority of the $228,083 increase came as a result of gains on the sale of investment securities totaling $177,157.  Service charges on deposit accounts and ATM income also increased by $20,698 and $10,086 respectively.

Noninterest expenses decreased by $32,804 for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.  Salaries and employee benefit expenses decreased by $1,760.  Occupancy expenses increased by $1,001 compared to the prior year, while equipment related expenses decreased by $44,101.  Other expenses increased by $12,056.  The increase in other expenses in 2011 was due primarily to increases in costs related to foreclosure activity and other real estate owned.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the six months ended June 30, 2011, total interest income decreased by $1,301,609 compared to the six-month period ended June 30, 2010, while interest expense decreased by $816,282 over the same period, resulting in a decrease in net interest income of $485,327, or 8.14%.  As indicated in the quarterly discussion above, the decrease in interest income was due primarily to the lower average balance in loans, increased levels of non-accrual loans, and a decrease in the average yield on investment securities.  The decrease in interest expense was due mainly to decreases in deposit rates.

The provision for loan losses for the six-month period ended June 30, 2011 totaled $2,633,499 compared to $849,759 for the six-month period ended June 30, 2010.  The increase of $1,783,740 was due to increased charge-offs as well as increasing loan loss reserve levels in light of current economic conditions and an increase in the bank’s level of foreclosure activity.

The increase in noninterest income of $319,994 for the first six months of 2011, compared to the same period in 2010 was primarily the result of an increase in net realized gains on the sale of investment securities of $232,046.

Total noninterest expenses decreased by $43,010 for the six-month period ended June 30, 2011, compared to the same period in 2010.  Salaries and employee benefits decreased by $60,465, or 1.92%, over this period due primarily to reductions in benefit costs.  Occupancy and equipment expenses decreased by $10,196 and $72,590 respectively.  Other expenses increased by $100,241 due to costs related to foreclosure activity and other real estate owned.

In total, net income before taxes decreased by $1,906,063 over the first six months of 2011compared to the first six months of 2010 due primarily to the increased provision for loan losses.  Income tax expense decreased by $661,000 over the prior year, resulting in a decrease in net income of $1,245,063 for the six months ended June 30, 2011.

Financial Condition

Total assets decreased by $9,805,708, or 2.66%, from December 31, 2010 to June 30, 2011.  Net loans decreased by $16,361,892, federal funds sold increased by $564,272 and investment securities increased by $3,883,939.  The decrease in loans and related increase in federal funds sold and investment securities is the result of continued weakness in loan demand in the bank’s market area.

Total deposits decreased by $9,365,581, or 3.00%, from December 31, 2010 to June 30, 2011.  The decrease in deposits came as management maintained lower deposit interest rates in response to the aforementioned decrease in loan demand.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $19,902,561 at December 31, 2010 to $23,168,691 at June 30, 2011.  Foreclosed assets consist of twenty properties totaling $4,615,726 at June 30, 2011.  One commercial real estate property represents a significant portion of the balance in foreclosed assets with a value of $2,422,726.  The remaining properties are all residential real estate with the exception on one commercial building.  Three foreclosed properties were disposed of in the first six months of 2011.  Proceeds from the sale of these properties totaled $349,287 representing a net loss on disposal of $24,713.  All foreclosed properties are being marketed for sale.  Loans past due more than ninety days and still accruing decreased from $935,975 at December 31, 2010 to $722,504 at June 30, 2011.

Nonaccrual loans increased from $15,709,861 at December 31, 2010 to $17,830,461 at June 30, 2011.  During the first six months of 2011, loans totaling $8,781,125 were added to nonaccrual status while loans totaling $6,660,525 were removed from nonaccrual status.  Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

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

At June 30, 2011, the allowance for loan losses included $382,182 specifically reserved for impaired loans in the amount of $5,698,799.  Based on impairment analysis, loans totaling $11,270,999 were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2010 totaled $12,705,564, of which $1,827,975 required specific reserves of $115,677.

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  The Bank has not offered these types of loans in the past and does not offer them currently.  Junior-lien mortgages can also be considered higher risk loans.  Our junior-lien portfolio at June 30, 2011 totaled $9.8 million, or 4.17% of total loans.  Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Stockholders’ equity totaled $30,107,257 at June 30, 2011 compared to $30,409,770 at December 31, 2010.  The $302,513 decrease was the result of the net loss of $692,339, payment of dividends totaling $171,897, offset by an increase in the market value of securities classified as available for sale of $561,723.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities.  The Bank exceeds all regulatory capital guidelines and is considered to be “well capitalized.”

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $10,500,000 at June 30, 2011.  No balances were outstanding on these lines at June 30, 2011 or December 31, 2010.  Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank.  Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank’s 1 to 4 family residential real estate loans, totaled $15,000,000 at June 30, 2011 and December 31, 2010.  Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of June 30, 2011, and December 31, 2010.  The unused credit line from the Federal Home Loan Bank as of June 30, 2011 is approximately $39,930,000.

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

Formal Agreement

On August 9, 2011, the Bank entered into a Formal Agreement with the OCC.  Under the terms of the Formal Agreement, the Board of Directors will perform a review of the Bank’s management and thereafter on an ongoing basis ensure that the Bank has competent management to operate the Bank.  In addition, the Bank has agreed to develop, implement and ensure compliance with written plans to (a) maintain sufficient capital, (b) improve and sustain earnings, (c) improve the Bank’s position with respect to loans, relationships or other assets criticized in any report of examination of the Bank, and (d) strengthen the loan review system to ensure timely identification and categorization of problem credits.  As part of the Bank’s plan to maintain sufficient capital, the Bank must adopt a dividend policy that permits the declaration of a dividend only when the Bank is in compliance with its approved capital program and certain federal statutes and with the prior written determination of no supervisory objection by the OCC.  The Bank has also agreed that it will not extend, renew or capitalize accrued interest on any credit to any borrower whose loans or other extensions of credit have been criticized in any report of examination of the Bank and whose aggregate loans or other extensions exceed $250,000 absent prior approval by the Board of Directors consistent with the requirements of the Formal Agreement.

The Bank has already appointed a committee to monitor compliance with the Formal Agreement.  Management and the Board of Directors are in the process of addressing the requirements of the Formal Agreement and have already taken important steps towards complying with its terms.

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

Item 1A.                 Risk Factors

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

The Bank has entered into a Formal Agreement with the OCC, which subjects us to significant restrictions and will require us to designate a significant amount of resources to comply with the agreement.

On August 9, 2011, the Bank entered into a Formal Agreement with the OCC.  Among other things, the Formal Agreement requires us to assess the Bank’s management and develop, implement and ensure compliance with written plans to maintain sufficient capital, improve and sustain earnings, improve the Bank’s position with respect to certain criticized loans, relationships or other assets, strengthen the loan review system.  In addition, the Formal Agreement places restrictions on the Bank’s ability to pay dividends on extend credit to certain borrowers with criticized loans.  While subject to the Formal Agreement, we expect that our management and Board of Directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. We m may also hire third party consultants and advisors to assist us in complying with the Formal Agreement, which could increase our non-interest expense and reduce our earnings.

The Bank has appointed a committee to monitor compliance with the Formal Agreement and is working to promptly address the requirements of the Formal Agreement.  There is no guarantee, however, that the Bank will successfully address the OCC’s concerns in the Formal Agreement or that we will be able to comply with it.  If we do not comply with the Formal Agreement, we could be subject to civil monetary penalties, further regulatory sanctions and/or other enforcement actions.

Concerns regarding downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades could have a material adverse impact on financial markets and economic conditions in the United States generally, the market value of such instruments and the credit risk associated with State governments such as Virginia that have significant economic relationships with the U.S. government.  Debt instruments of this nature are key assets on the balance sheets of financial institutions, including ours.   In turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity and could exacerbate the other risks to which we are subject, including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.                 Defaults Upon Senior Securities

Not applicable

Item 4.                 Removed and Reserved

Item 5.                 Other Information

On August 9, 2011, the Bank entered into a Formal Agreement with the OCC.  Under the terms of the Formal Agreement, the Board of Directors will perform a review of the Bank’s management and thereafter on an ongoing basis ensure that the Bank has competent management to operate the Bank.  In addition, the Bank has agreed to develop, implement and ensure compliance with written plans to (a) maintain sufficient capital, (b) improve and sustain earnings, (c) improve the Bank’s position with respect to loans, relationships or other assets criticized in any report of examination of the Bank, and (d) strengthen the loan review system to ensure timely identification and categorization of problem credits.  As part of the Bank’s plan to maintain sufficient capital, the Bank must adopt a dividend policy that permits the declaration of a dividend only when the Bank is in compliance with its approved capital program and certain federal statutes and with the prior written determination of no supervisory objection by the OCC.  The Bank has also agreed that it will not extend, renew or capitalize accrued interest on any credit to any borrower whose loans or other extensions of credit have been criticized in any report of examination of the Bank and whose aggregate loans or other extensions exceed $250,000 absent prior approval by the Board of Directors consistent with the requirements of the Formal Agreement.

The Bank has already appointed a committee to monitor compliance with the Formal Agreement.  Management and the Board of Directors are in the process of addressing the requirements of the Formal Agreement and have already taken important steps towards complying with its terms.

A copy of the Formal Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6.                 Exhibits

31.1                 Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2                 Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

10.1	Formal Agreement by and between Grayson National Bank and the Comptroller of the Currency.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYSON BANKSHARES, INC.

Date: August 15, 2011	By:	/s/ Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

By:	/s/ Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

Exhibit No.                      Description

31.1                     Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2                     Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

10.1	Formal Agreement by and between Grayson National Bank and the Comptroller of the Currency.

101	Interactive Data File