Form 10-Q
period 2011-09-30
GRAYSON BANKSHARES INC
filed 2011-11-14
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,718,968 shares of Common Stock, par value
$1.25 per share, outstanding as of November 14, 2011.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—September 30, 2011 (Unaudited)
	and December 31, 2010 (Audited)	3

	Unaudited Consolidated Statements of Income—Nine Months Ended
	September 30, 2011 and September 30, 2010	4

	Unaudited Consolidated Statements of Income—Three Months Ended
	September 30, 2011 and September 30, 2010	5

	Consolidated Statements of Changes in Stockholders’ Equity—Nine Months
	Ended September 30, 2011 (Unaudited) and Year Ended December 31, 2010 (Audited)	6

	Unaudited Consolidated Statements of Cash Flows—Nine Months Ended
	September 30, 2011 and September 30, 2010	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Removed and Reserved	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Part I.  Financial Information

Item 1.  Financial Statements

Grayson Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Assets

Cash and due from banks	$9,972,384	$9,200,552
Interest-bearing deposits with banks	3,311,485	3,305,724
Federal funds sold	38,984,006	27,745,592
Investment securities available for sale	47,446,688	46,841,247
Investment securities held to maturity (fair value approximately $902,917 at September 30, 2011, and $888,013 at December 31, 2010)	867,033	850,590
Restricted equity securities	1,473,700	1,617,300
Loans, net of allowance for loan losses of $5,118,461 at September 30, 2011 and $4,542,420 at December 31, 2010	221,386,220	248,512,958
Cash value of life insurance	8,676,596	8,433,596
Foreclosed assets	4,181,066	3,256,725
Property and equipment, net	10,990,158	10,575,133
Accrued interest receivable	1,841,864	2,131,943
Other assets	6,880,407	5,745,728
	$356,011,607	$368,217,088

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$47,813,032	$42,487,778
Interest-bearing	257,319,788	269,329,080
Total deposits	305,132,820	311,816,858

Long-term debt	20,000,000	25,000,000
Accrued interest payable	590,753	311,647
Other liabilities	508,934	678,813
	326,232,507	337,807,318

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $25 par value; 500,000 shares authorized; none issued	-	-
Common stock, $25 par value; 500,000 shares authorized; 1,718,968 shares issued and outstanding in 2011 and 2010, respectively	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	27,329,844	28,975,488
Accumulated other comprehensive loss	(221,079)	(1,236,053)
	29,779,100	30,409,770

	$356,011,607	$368,217,088

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Nine Months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Interest income
Loans and fees on loans	$10,649,917	$12,660,654
Interest-bearing deposits in banks	7,122	3,636
Federal funds sold	48,451	31,091
Investment securities:
Taxable	772,493	1,030,937
Exempt from federal income tax	329,251	273,191
	11,807,234	13,999,509

Interest expense
Deposits	2,955,627	4,240,737
Interest on borrowings	880,903	790,071
	3,836,530	5,030,808
Net interest income	7,970,704	8,968,701

Provision for loan losses	4,139,570	1,562,733
Net interest income after provision for loan losses	3,831,134	7,405,968

Noninterest income
Service charges on deposit accounts	831,813	798,554
Increase in cash value of life insurance	243,000	225,000
Net realized gains on securities	509,364	203,101
Gain on sale of cost-based investment	-	213,499
Other income	547,438	512,952
	2,131,615	1,953,106

Noninterest expense
Salaries and employee benefits	4,676,074	4,694,115
Occupancy expense	357,569	348,119
Equipment expense	485,947	584,234
Foreclosed asset expense, net	651,078	66,844
Other expense	2,318,828	2,413,873
	8,489,496	8,107,185
(Loss) income before income taxes	(2,526,747)	1,251,889

Income tax (benefit) expense	(1,053,000)	251,000
Net (loss) income	$(1,473,747)	$1,000,889

Basic (loss) earnings per share	$(0.86)	$0.58
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.10	$0.30

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months ended September 30, 2011 and 2010

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Interest income
Loans and fees on loans	$3,373,000	$4,184,684
Interest-bearing deposits in banks	2,181	3,307
Federal funds sold	14,912	11,132
Investment securities:
Taxable	252,099	348,850
Exempt from federal income tax	102,338	87,223
	3,744,530	4,635,196

Interest expense
Deposits	894,827	1,363,655
Interest on borrowings	357,083	266,251
	1,251,910	1,629,906
Net interest income	2,492,620	3,005,290

Provision for loan losses	1,506,071	712,974
Net interest income after provision for loan losses	986,549	2,292,316

Noninterest income
Service charges on deposit accounts	295,853	293,772
Increase in cash value of life insurance	81,000	75,000
Net realized gains on securities	244,351	170,134
Gain on sale of cost-based investment	-	213,499
Other income	188,487	198,771
	809,691	951,176

Noninterest expense
Salaries and employee benefits	1,581,710	1,539,286
Occupancy expense	122,991	103,345
Equipment expense	162,546	188,243
Foreclosed asset expense, net	427,177	42,567
Other expense	780,224	775,886
	3,074,648	2,649,327
(Loss) income before income taxes	(1,278,408)	594,165

Income tax (benefit) expense	(497,000)	146,000
Net (loss) income	$(781,408)	$448,165

Basic (loss) earnings per share	$(0.46)	$0.26
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.00	$0.10

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months ended September 30, 2011(unaudited) and the Year ended December 31, 2010 (audited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2009	1,718,968	$2,148,710	$521,625	$28,497,214	$(627,604)	$30,539,945

Comprehensive income
Net income	-	-	-	1,165,861	-	1,165,861
Net change in pension reserve net of income taxes of ($60,010)	-	-	-	-	(116,490)	(116,490)
Net change in unrealized loss on investment securities available for sale, net of taxes of ($58,196)	-	-	-	-	(112,967)	(112,967)
Reclassification adjustment, net of income taxes of ($195,239)	-	-	-	-	(378,992)	(378,992)
Total comprehensive income						557,412

Dividends paid ($.40 per share)	-	-	-	(687,587)	-	(687,587)
Balance, December 31, 2010	1,718,968	2,148,710	521,625	28,975,488	(1,236,053)	30,409,770

Comprehensive income
Net loss	-	-	-	(1,473,747)	-	(1,473,747)
Net change in unrealized loss on investment securities available for sale, net of taxes of $696,049	-	-	-	-	1,351,154	1,351,154
Reclassification adjustment, net of income taxes of ($173,184)	-	-	-	-	(336,180)	(336,180)
Total comprehensive loss						(458,773)

Dividends paid ($.10 per share)	-	-	-	(171,897)	-	(171,897)
Balance, September 30, 2011	1,718,968	$2,148,710	$521,625	$27,329,844	$(221,079)	$29,779,100

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(1,473,747)	$1,000,889
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	558,000	571,500
Provision for loan losses	4,139,570	1,562,733
Deferred income taxes	46,000	(12,000)
Net realized gains on securities	(509,364)	(203,101)
Accretion of discount on securities, net of amortization of premiums	287,061	163,351
Deferred compensation	(14,459)	(21,246)
Net realized loss (gain) on foreclosed assets	355,396	(1,733)
Changes in assets and liabilities:
Cash value of life insurance	(243,000)	(225,000)
Accrued income	290,079	76,600
Other assets	(1,703,544)	392,004
Accrued interest payable	279,106	427,198
Other liabilities	(155,420)	410,485
Net cash provided by operating activities	1,855,678	4,141,680

Cash flows from investing activities
Purchases of available-for-sale investment securities	(20,931,815)	(28,352,647)
Sales of available-for-sale investment securities	13,488,596	4,041,712
Maturities/calls/paydowns of available-for-sale investment securities	8,581,477	22,460,240
Sales of restricted equity securities	143,600	111,900
Net decrease in loans	20,341,381	7,161,753
Proceeds from the sale of foreclosed assets	1,366,050	211,892
Purchases of property and equipment, net of sales	(973,025)	(157,628)
Net cash provided by investing activities	22,016,264	5,477,222

Cash flows from financing activities
Net (decrease) increase in deposits	(6,684,038)	3,660,143
Net decrease in long-term debt	(5,000,000)	-
Dividends paid	171,897)	(515,690)
Net cash (used in) provided by financing activities	(11,855,935)	3,144,453
Net increase in cash and cash equivalents	12,016,007	12,763,355

Cash and cash equivalents, beginning	40,251,868	28,294,122
Cash and cash equivalents, ending	$52,267,875	$41,057,477

Supplemental disclosure of cash flow information
Interest paid	$3,557,424	$4,603,610
Taxes paid	$43,000	$100,000
Transfers of loans to foreclosed properties	$2,645,787	$458,000

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

The consolidated financial statements as of September 30, 2011 and for the periods ended September 30, 2011 and 2010 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2010, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The results of operations for the nine-month and three-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash and amounts due from banks (including cash items in process of collection), interest-bearing deposits with banks and Federal funds sold.

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

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

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

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances.  The daily average cash reserve requirement was approximately $2,010,000 and $1,943,000 for the periods including September 30, 2011 and December 31, 2010, respectively.

Note 3.  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values at September 30, 2011 and December 31, 2010 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011:
Available for sale:
U.S. Government agency securities	$3,037,582	$85,154	$-	$3,122,736
Government sponsored enterprises	23,311,184	619,364	3,716	23,926,832
Mortgage-backed securities	9,519,700	289,869	63	9,809,506
State and municipal securities	10,206,162	391,529	10,077	10,587,614
	$46,074,628	$1,385,916	$13,856	$47,446,688
Held to maturity:
State and municipal securities	$867,033	$35,884	$-	$902,917

December 31, 2010
Available for sale:
U.S. Government agency securities	$1,231,318	$60,277	$-	$1,291,595
Government sponsored enterprises	23,848,397	151,337	530,368	23,469,366
Mortgage-backed securities	10,254,088	394,732	18,126	10,630,694
State and municipal securities	11,673,223	81,369	305,000	11,449,592
	$47,007,026	$687,715	$853,494	$46,841,247
Held to maturity:
State and municipal securities	$850,590	$37,423	$-	$888,013

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 3.  Investment Securities, continued

There were no securities transferred between the available for sale and held to maturity portfolios during the nine-month period ended September 30, 2011 or the year ended December 31, 2010.  During 2010, three municipal securities classified as held to maturity were sold.  The amortized cost of the securities totaled $1,366,635 and sales proceeds totaled $1,386,012, resulting in a net gain of $19,377.  The securities were sold based upon evidence of deterioration in the issuer’s creditworthiness. Each of these securities had lost underlying insurance protection resulting in a reduction in credit rating for one issue and loss of credit ratings on two issues.  There were no securities transferred between the available for sale and held to maturity portfolios or other sales of held to maturity securities during the periods presented.

Restricted equity securities were $1,473,700 at September 30, 2011 and $1,617,300 at December 31, 2010.  Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost.  All of these entities are upstream correspondents of the Bank.  The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money.  The Bank is required to hold that stock so long as it borrows from the FHLB.  The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve system.  The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following table details unrealized losses and related fair values in the Company’s investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
Available for sale
Government sponsored enterprises	$1,000,260	$3,716	$-	$-	$1,000,260	$3,716
Mortgage-backed securities	1,534,842	63	-	-	1,534,842	63
State and municipal securities	1,019,500	10,077	-	-	1,019,500	10,077
Total securities available for sale	$3,554,602	$13,856	$-	$-	$3,554,602	$13,856

December 31, 2010
Available for sale:
Government sponsored enterprises	$13,870,450	$493,346	$32,178	$37,022	$13,902,628	$530,368
Mortgage-backed securities	2,801,081	18,126	-	-	2,801,081	18,126
State and municipal securities	5,902,003	305,000	-	-	5,902,003	305,000
Total securities available for sale	$22,573,534	$816,472	$32,178	$37,022	$22,605,712	$853,494

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

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition and the issuer's anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at September 30, 2011 or December 31, 2010. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 3.  Investment Securities, continued

Investment securities with amortized cost of approximately $21,616,705 at September 30, 2011 and $17,636,109 at December 31, 2010, were pledged as collateral on public deposits and for other purposes as required or permitted by law.  Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.  Gross realized gains and losses for the nine-month and three-month periods ended September 30, 2011 and 2010 are as follows:

	Nine-months ended Sep 30,		Three-months ended Sep 30,
	2011	2010	2011	2010

Realized gains	$518,619	$243,085	$244,351	170,134
Realized losses	(9,255)	(39,984)	-	-
	$509,364	$203,101	$244,351	$170,134

The scheduled maturities of securities available for sale and securities held to maturity at September 30, 2011, were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$225,265	$231,395	$-	$-
Due after one year through five years	464,659	489,657	381,368	395,624
Due after five years through ten years	10,564,054	10,773,815	-	-
Due after ten years	34,820,650	35,951,821	485,665	507,293
	$46,074,628	$47,446,688	$867,033	$902,917

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

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses as of September 30, 2011 and September 30, 2010:

Allowance for Loan Losses and Recorded Investment in Loans

	Commercial & Agricultural	Commercial Mortgage	Construction & Development	Farmland	Residential	Consumer & Other	Total

Allowance for loan losses

Balance, January 1, 2011	$436,872	$777,515	$526,231	$710,368	$1,861,953	$229,481	$4,542,420
Charge-offs	(388,159)	(335,001)	(1,215,525)	-	(1,491,681)	(279,523)	(3,709,889)
Recoveries	66,612	688	6,000	-	11,924	61,136	146,360
Provision	335,745	379,875	1,282,714	30,227	1,850,627	260,382	4,139,570
Balance, September 30, 2011	$451,070	$823,077	$599,420	$740,595	$2,232,823	$271,476	$5,118,461

Balance, January 1, 2010							3,555,273
Provision charged to expense							1,562,733
Recoveries of amounts charged off							163,332
Amounts charged off							(1,035,503)
Balance, September 30, 2010							4,245,835

September 30, 2011
Ending balance: individually
evaluated for impairment	$34,554	$79,708	$-	$192,500	$123,374	$-	$430,136
Ending balance: collectively
evaluated for impairment	$416,516	$743,369	$599,420	$548,095	$2,109,449	$271,476	$4,688,325

Loans outstanding:
Ending balance	$12,612,438	$37,724,813	$18,404,677	$34,101,375	$112,477,763	$11,183,615	$226,504,681
Ending balance: individually
evaluated for impairment	$300,696	$3,879,586	$4,489,406	$6,141,851	$4,922,128	$-	$19,733,667
Ending balance: collectively
evaluated for impairment	$12,311,742	$33,845,227	$13,915,271	$27,959,524	$107,555,635	$11,183,615	$206,771,014

September 30, 2010
Allowance for loan losses:
Ending balance	$379,977	$637,216	$638,711	$680,804	$1,699,464	$209,663	$4,245,835
Ending balance: individually
evaluated for impairment	$-	$-	$92,000	$-	$10,195	$-	$102,195
Ending balance: collectively
evaluated for impairment	$379,977	$637,216	$546,711	$680,804	$1,689,269	$209,663	$4,143,640

Loans outstanding:
Ending balance	$17,649,009	$41,002,284	$25,732,629	$33,611,152	$128,671,284	$15,025,041	$261,691,399
Ending balance: individually
evaluated for impairment	-	$1,778,505	$3,485,369	$1,902,985	$4,475,472	$-	$11,642,331
Ending balance: collectively
evaluated for impairment	$17,649,009	$39,223,779	$22,247,260	$31,708,167	$124,195,812	$15,025,041	$250,049,068

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio.  The Bank’s loan ratings coincide with the "Substandard," "Doubtful" and "Loss" classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted.   Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated "Special Mention."   Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk.  As of September 30, 2011 and December 31, 2010, respectively, the Bank had no loans graded “Loss” included in the balance of total loans outstanding.

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of September 30, 2011 and December 31, 2010:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total

September 30, 2011
Real Estate Secured:
1-4 residential construction	$520,749	$-	$-	$63,000	$-	$583,749
Commercial construction	260,379	-	111,000	-	-	371,379
Loan development & other land	10,734,459	486,948	405,856	5,822,286	-	17,449,549
Farmland	18,547,711	5,944,180	2,082,629	7,526,855	-	34,101,375
1-4 residential mortgage	81,194,472	958,985	3,447,529	9,007,537	-	94,608,523
Multifamily	2,084,184	713,749	-	-	-	2,797,933
Home equity and second mortgage	11,999,187	614,933	874,945	1,582,242	-	15,071,307
Commercial mortgage	27,311,221	2,467,904	1,482,118	6,463,570	-	37,724,813
Non-Real Estate Secured:
Commercial & agricultural	9,994,749	1,309,241	305,262	758,872	-	12,368,124
Financial institutions	-	-	244,314	-	-	244,314
Civic organizations	365,149	-	-	-	-	365,149
Consumer-auto	3,183,654	17,254	-	-	-	3,200,908
Consumer-Other	7,179,287	13,225	203,525	214,021	7,500	7,617,558
Total	$173,375,201	$12,526,419	$9,157,178	$31,438,383	$7,500	$226,504,681

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

	Loan Grades
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total
December 31, 2010
Real Estate Secured:
1-4 residential construction	$694,877	$-	$-	$115,238	$-	$810,115
Commercial construction	218,345	-	-	-	-	218,345
Loan development & other land	13,090,447	1,734,074	545,952	4,909,368	-	20,279,841
Farmland	23,512,660	1,558,170	1,703,049	6,451,038	-	33,224,917
1-4 residential mortgage	102,301,105	1,049,301	200,489	8,715,499	-	112,266,394
Multifamily	2,863,816	-	-	-	-	2,863,816
Home equity and second mortgage	12,111,438	121,792	-	249,603	-	12,482,833
Commercial mortgage	30,756,084	3,578,944	721,327	5,285,881	-	40,342,236
Non-Real Estate Secured:
Commercial & agricultural	15,444,342	301,909	-	856,636	-	16,602,887
Financial institutions	-	-	323,021	-	-	323,021
Civic organizations	471,939	-	-	-	-	471,939
Consumer-auto	4,447,086	-	-	86,576	-	4,533,662
Consumer-Other	8,536,033	2,123	-	97,216	-	8,635,372
Total	$214,448,172	$8,346,313	$3,493,838	$26,767,055	$-	$253,055,378

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

The following table presents an age analysis of nonaccrual and past due loans by category as of September 30, 2011 and December 31, 2010:

Analysis of Past Due and Nonaccrual Loans

							90+ Days
			90 Days or				Past Due
	30-59 Days	60-89 Days	More Past	Total Past		Total	and Still	Nonaccrual
	Past Due	Past Due	Due	Due	Current	Loans	Accruing	Loans
September 30, 2011
Real Estate Secured:
1-4 residential construction	$85,000	$-	$63,000	$148,000	$435,749	$583,749	$-	$63,000
Commercial construction	-	-	-	-	371,379	371,379	-	-
Loan development & other land	460,337	120,000	4,196,117	4,776,454	12,673,095	17,449,549	-	4,377,417
Farmland	917,384	35,000	3,664,031	4,616,415	29,484,960	34,101,375	46,129	5,957,177
1-4 residential mortgage	2,293,825	1,431,244	4,740,239	8,465,308	86,143,215	94,608,523	1,095,160	4,850,826
Multifamily	-	-	-	-	2,797,933	2,797,933	-	-
Home equity and second mortgage	318,008	153,931	624,457	1,096,396	13,974,911	15,071,307	114,462	587,615
Commercial mortgage	486,007	173,187	3,563,288	4,222,482	33,502,331	37,724,813	-	3,951,280
Non-Real Estate Secured:
Commercial & agricultural	396,656	83,173	106,866	586,695	11,781,429	12,368,124	-	475,735
Financial institutions	-	-	-	-	244,314	244,314	-	-
Civic organizations	-	-	-	-	365,149	365,149	-	-
Consumer-auto	148,228	47,583	47,733	243,544	2,957,364	3,200,908	21,693	26,040
Consumer-Other	128,259	47,426	104,133	279,818	7,337,740	7,617,558	31,450	73,975
Total	$5,233,704	$2,091,544	$17,109,864	$24,435,112	$202,069,569	$226,504,681	$1,308,894	$20,363,065

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

As of September 30, 2011 and December 31, 2010, respectively, the recorded investment in impaired loans totaled $19,733,667 and $12,705,564. The average age of the third-party appraisal or independent assessment used to measure impairment on our collateral-dependent loans at September 30, 2011 was 14 months.  The Bank’s current practice is to consider an appraisal or assessment to be current if it is less than 18 months old.  The total amount of collateral-dependent impaired loans at September 30, 2011 and December 31, 2010, respectively, was $16,673,160    and $11,867,568, of these $13,103,948 and $7,051,584 were measured for impairment using appraisals aged less than 18 months.  The remaining $3,569,212 and $4,815,984 of collateral-dependent impaired loans was measured for impairment using existing appraisals discounted 15-20% for age and other pertinent factors. As of September 30, 2011 and December 31, 2010, respectively, $3,415,937 and $2,632,439 of the recorded investment in impaired loans did not require specific reserves because they had been written down to the fair value of collateral through a direct charge-off.

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

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

The following table is a summary of information related to impaired loans as of September 30, 2011 and December 31, 2010:

Impaired Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment(1)	Balance	Allowance	Investment	Recognized
September 30, 2011
With no related allowance recorded:
1-4 Residential Construction	$63,000	$115,238	$-	$42,000	$-
Land development & other land	4,426,406	5,398,995	-	2,886,034	7,496
Farmland	4,715,378	4,715,378	-	3,294,435	38,555
1-4 residential mortgage	3,411,471	3,903,614	-	4,832,156	23,466
Commercial mortgage	3,525,041	3,819,675	-	2,915,316	4,925
Commercial & agricultural	103,696	103,696	-	117,290	113
Subtotal	16,244,992	18,056,596	-	14,087,231	74,555

With an allowance recorded:
1-4 Residential Construction	-	-	-	-	-
Land development & other land	-	-	-	-	-
Farmland	1,426,473	1,426,473	192,500	1,383,249	-
1-4 residential mortgage	1,510,657	1,510,657	123,374	938,957	16,931
Commercial mortgage	354,545	432,929	79,708	199,415	549
Commercial & agricultural	197,000	197,000	34,554	68,553	-
Subtotal	3,488,675	3,567,059	430,136	2,590,174	17,480

Totals:
1-4 Residential Construction	63,000	115,238	-	42,000	-
Land development & other land	4,426,406	5,398,995	-	2,886,034	7,496
Farmland	6,141,851	6,141,851	192,500	4,677,684	38,555
1-4 residential mortgage	4,922,128	5,414,271	123,374	5,771,113	40,397
Commercial mortgage	3,879,586	4,252,604	79,708	3,114,731	5,474
Commercial & agricultural	300,696	300,696	34,554	185,843	113
Total	$19,733,667	$21,623,655	$430,136	$16,677,405	$92,035

December 31, 2010
With no related allowance recorded:
Land development & other land	$2,718,524	$2,859,524	$-	$3,281,024	$93,528
Farmland	2,492,274	2,492,274	-	1,456,624	6,962
1-4 residential mortgage	3,770,194	4,034,833	-	3,937,023	650
Commercial mortgage	1,896,597	2,013,961	-	1,752,938	-
Commercial & agricultural	-	-	-	154,225	-
Subtotal	10,877,589	11,400,592	-	10,581,834	101,140

With an allowance recorded:
Land development & other land	-	-	-	-	-
Farmland	421,166	421,166	32,410	421,166	-
1-4 residential mortgage	1,282,727	1,282,727	55,185	558,976	8,391
Commercial mortgage	124,082	124,082	28,082	124,082	-
Commercial & agricultural	-	-	-	-	-
Subtotal	1,827,975	1,827,975	115,677	1,104,224	8,391

Totals:
Land development & other land	2,718,524	2,859,524	-	3,281,024	93,528
Farmland	2,913,440	2,913,440	32,410	1,877,790	6,962
1-4 residential mortgage	5,052,921	5,317,560	55,185	4,495,999	9,041
Commercial mortgage	2,020,679	2,138,043	28,082	1,877,020	-
Commercial & agricultural	-	-	-	154,225	-
Total	$12,705,564	$13,228,567	$115,677	$11,686,058	$109,531

(1)	Recorded investment is the loan balance, net of any charge-offs

No additional funds are committed to be advanced in connection with impaired loans.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

The average recorded investment in impaired loans and interest income recognized on impaired loans for the nine month periods ended September 30, 2011 and 2010 (all approximate) are summarized below:

	2011	2010

Average investment in impaired loans	$16,677,405	$14,121,437
Interest income recognized on impaired loans	$229,645	$158,410
Interest income recognized on a cash basis on impaired loans	$209,605	$158,887

Troubled Debt Restructuring

As a result of adopting the amendments in ASU 2011-02,  the Bank reassessed restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $203,507. The allowance for loan losses associated with those loans on the basis of a current evaluation of loss was $0.

	For the nine months ended
	September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Land Development & Other land	2	$520,539	$520,539
Farmland	3	1,555,408	1,551,337
1-4 Residential Mortgage	10	1,484,129	1,523,795
Commercial Mortgage	2	499,763	499,763
Commercial & Agricultural	5	104,902	104,902

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

	For the three months ended
	September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Land Development & Other land	-	$-	$-
Farmland	1	948,264	950,000
1-4 Residential Mortgage	3	524,278	524,088
Commercial Mortgage	1	195,000	195,000
Commercial & Agricultural	5	104,902	104,902

During the nine months ended September 30, 2011, the Bank modified 22 loans that were considered to be troubled debt restructurings.  We extended the terms for 11 of these loans and made payment concessions (principal and/or interest) for 11 of these loans.  Additional funds were advanced on one loan in order to improve the Bank’s collateral position.

	Nine months ended
	September 30, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Land Development & Other land	1	$181,900
Farmland	1	350,000
1-4 Residential Mortgage	1	130,000
Commercial Mortgage	1	296,163
Commercial & Agricultural	-	-

	Three months ended
	September 30, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Land Development & Other land	1	$181,900
Farmland	1	350,000
1-4 Residential Mortgage	-	-
Commercial Mortgage	-	-
Commercial & Agricultural	-	-

During the nine months ended September 30, 2011, 4 loans that had previously been restructured, were in default, two of which went into default in the quarter.  Restructured loans are deemed to be in default if they become past due by 30 days or more.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 5.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the nine months ended September 30, 2011 and 2010 follows:

	2011	2010

Tax at statutory federal rate	$(859,094)	$425,642
Tax exempt interest income	(125,710)	(115,658)
Other tax exempt income	(82,620)	(76,500)
Other	14,424	17,516
	$(1,053,000)	$251,000

Note 6.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The following is a summary of net periodic pension costs for the nine-month and three-month periods ended September 30, 2011 and 2010.

	Nine-months ended Sep 30,		Three-months ended Sep 30,
	2011	2010	2011	2010

Service cost	$343,497	$308,880	$114,499	102,960
Interest cost	329,802	312,774	109,934	104,258
Expected return on plan assets	(581,046)	(495,213)	(193,682)	(165,071)
Amortization of prior service cost	2,424	2,424	808	808
Amortization of net (gain) or loss	33,762	29,097	11,254	9,699
Net periodic benefit cost	$128,439	$157,962	$42,813	$52,654

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010

Commitments to extend credit	$13,044,521	$13,652,036
Standby letters of credit	-	-
	$13,044,521	$13,652,036

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

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$9,972	$9,972	$9,201	$9,201
Interest bearing deposits with banks	3,311	3,311	3,306	3,306
Federal funds sold	38,984	38,984	27,746	27,746
Securities, available for sale	47,447	47,447	46,841	46,841
Securities, held to maturity	867	903	851	888
Restricted equity securities	1,474	1,474	1,617	1,617
Loans, net of allowance for loan losses	221,386	226,362	248,513	250,800
Cash value of life insurance	8,677	8,677	8,434	8,434
Accrued interest receivable	1,842	1,842	2,132	2,132

Financial liabilities
Deposits	305,133	309,432	311,817	314,484
Long-term debt	20,000	22,476	25,000	27,672
Accrued interest payable	591	591	312	312

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

Fair Value Hierarchy, continued

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, “Receivables”.   The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2.  Examples of Level 2 derivatives are interest rate swaps, caps and floors.  No derivative instruments were held as of September 30, 2011 or December 31, 2010.

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

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 8.  Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

	Total	Level 1	Level 2	Level 3
September 30, 2011
Investment securities available for sale
U.S. Government agency securities	$3,122,736	$-	$3,122,736	$-
Government sponsored enterprises	23,926,832	-	23,926,832	-
Mortgage-backed securities	9,809,506	-	9,809,506	-
State and municipal securities	10,587,614	-	10,587,614	-
Total investment securities
available for sale	$47,446,688	$-	$47,446,688	$-
Total assets at fair value	$47,446,688	$-	$47,446,688	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2010
Investment securities available for sale
U.S. Government agency securities	$1,291,595	$-	$1,291,595	$-
Government sponsored enterprises	23,469,366	-	23,469,366	-
Mortgage-backed securities	10,630,694	-	10,630,694	-
State and municipal securities	11,449,592	-	11,449,592	-
Total investment securities
available for sale	$46,841,247	$-	$46,841,247	$-
Total assets at fair value	$46,841,247	$-	$46,841,247	$-

Total liabilities at fair value	$-	$-	$-	$-

There were no significant transfers to or from Levels 1 and 2 during the nine-month period ended September 30, 2011 or for the year ended December 31, 2010.

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

	Total	Level 1	Level 2	Level 3
September 30, 2011
Loans	$6,474,475	$-	$5,640,390	$834,085
Foreclosed assets	1,758,340	-	1,503,340	255,000
Total assets at fair value	$8,232,815	$-	$7,143,730	$1,089,085

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2010
Loans	$4,344,737	$-	$3,009,982	$1,334,755
Foreclosed assets	834,000	-	108,000	726,000
Total assets at fair value	$5,178,737	$-	$3,117,982	$2,060,755

Total liabilities at fair value	$-	$-	$-	$-

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 9.  Formal Agreement

On August 9, 2011, the Bank entered into a Formal Agreement with the OCC.  Under the terms of the Formal Agreement, the Board of Directors will perform a review of the Bank’s management and thereafter on an ongoing basis ensure that the Bank has competent management to operate the Bank.  In addition, the Bank has agreed to develop, implement and ensure compliance with written plans to (a) maintain sufficient capital, (b) improve and sustain earnings, (c) improve the Bank’s position with respect to loans, relationships or other assets criticized in any report of examination of the Bank, and (d) strengthen the loan review system to ensure timely identification and categorization of problem credits.  The agreement calls for the maintenance of a minimum Tier 1 leverage ratio of 8.25%, a Tier 1 risk-based capital ratio of 12.00% and a total risk-based capital ratio of 13.00%.  In addition, as part of the Bank’s plan to maintain sufficient capital, the Bank must adopt a dividend policy that permits the declaration of a dividend only when the Bank is in compliance with its approved capital program and certain federal statutes and with the prior written determination of no supervisory objection by the OCC.  The Bank has also agreed that it will not extend, renew or capitalize accrued interest on any credit to any borrower whose loans or other extensions of credit have been criticized in any report of examination of the Bank and whose aggregate loans or other extensions exceed $250,000 absent prior approval by the Board of Directors consistent with the requirements of the Formal Agreement.

The Bank has already appointed a committee to monitor compliance with the Formal Agreement.  Management and the Board of Directors are in the process of addressing the requirements of the Formal Agreement and have already taken important steps towards complying with its terms.

Note 10.  Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has evaluated events occurring subsequent to the balance sheet date through the date these financial statements were issued, determining no events require additional disclosure in these consolidated financial statements.

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

Results of Operations

Overall, the Company recorded a pre-tax loss of $1,278,408 for the quarter ended September 30, 2011 compared to pre-tax earnings of $594,165 for the same period in 2010.  Income tax expense decreased by $643,000 from the third quarter of 2010 to 2011 resulting in a net loss of $781,408 for the third quarter of 2011 compared to net income of $448,165 for the same period in 2010.  The decrease in pretax earnings of $1,872,573 from the third quarter of 2010 to the third quarter of 2011 was due primarily to a decrease in net interest income of $512,670 combined with increases in loan loss provisions of $793,097 and costs related to foreclosed assets of $384,610.

Total interest income decreased by $890,666 for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010, while interest expense on deposits and other borrowings decreased by $377,996 over the same period.  The decrease in interest income was attributable primarily to a decrease in the average outstanding balance of loans for the third quarter of 2011 as compared to the same quarter in 2010, an increase in the amount of loans on non-accrual status, and a decrease in the average yield on loans and investment securities in the third quarter of 2011 compared to 2010.  From December 31, 2009 to September 30, 2011 the bank has experienced a decrease in loans of 16.17%, from $270.2 million to $226.5 million caused by continued weakness in loan demand in the bank’s market area.  In response to the decrease in loan demand management has continued to reduce interest rates on deposits, leading to the reduction in interest expense on deposits of $468,828.  Interest on borrowings increased by $90,832 for the quarter due to a penalty of approximately $115,000 incurred with the prepayment of a $5,000,000 advance from the Federal Home Loan Bank of Atlanta.  The result was a decrease in net interest income of $512,670, or 17.06% for the quarter ended September 30, 2011, compared to the same quarter last year.

The provision for loan losses was $1,506,071 for the quarter ended September 30, 2011 and $712,974 for the same period in 2010.  The increase was due to increased charge-offs as well as increasing loan loss reserve levels in light of current economic conditions and an increase in the bank’s level of foreclosure activity.  The reserve for loan losses at September 30, 2011 was approximately 2.26% of total loans, compared to 1.62% at September 30, 2010.  Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $809,691 in the third quarter of 2011 compared to $951,176 in the third quarter of 2010.  The $141,485 decrease was due to a nonrecurring gain on the sale of a cost-based investment totaling $213,499 that was recognized in the third quarter of 2010.  Net realized gains on securities totaled $244,351 for the third quarter of 2011 compared to $170,134 for the third quarter of 2010.

Total noninterest expenses increased by $425,321 for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 due primarily to an increase in expenses related to foreclosed assets of $384,610.   This includes $355,396 in net losses on the sale of foreclosed assets as indicated below in the discussion of financial condition.  Salaries and employee benefit expenses increased by $42,424.  Total occupancy expenses increased by $19,646 compared to the prior year while equipment related expenses decreased by $25,697 over the same period.

Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the nine months ended September 30, 2011, total interest income decreased by $2,192,275 compared to the nine-month period ended September 30, 2010, while interest expense decreased by $1,194,278 over the same period, resulting in a decrease in net interest income of $997,997, or 11.13%.  As indicated in the quarterly discussion above, the decrease in interest income was due primarily to the lower average balance in loans, increased levels of non-accrual loans, and a decrease in the average yield on loans and investment securities.  The decrease in interest expense was due mainly to decreases in deposit rates.

The provision for loan losses for the nine-month period ended September 30, 2011 totaled $4,139,570 compared to $1,562,733 for the nine-month period ended September 30, 2010.  The increase of $2,576,837 was due to increased charge-offs as well as increasing loan loss reserve levels in light of current economic conditions and an increase in the bank’s level of foreclosure activity.

The increase in noninterest income of $178,509 for the first nine months of 2011, compared to the same period in 2010 was primarily the result of an increase in net realized gains on the sale of investment securities of $306,263.

Total noninterest expenses increased by $382,311 for the nine-month period ended September 30, 2011, compared to the same period in 2010.  This came as a result of an increase in expenses related to foreclosed assets totaling $584,234.  Salaries and employee benefits decreased by $18,041 while equipment and other expenses decreased by $98,287 and $95,045 respectively, as management continued efforts to contain costs.

In total, net income before taxes decreased by $3,778,636 over the first nine months of 2011 compared to the first nine months of 2010 due primarily to the decrease in net interest income combined with the increased provision for loan losses.  Income tax expense decreased by $1,304,000 over the prior year, resulting in a decrease in net income of $2,474,636 for the nine months ended September 30, 2011.

Financial Condition

Total assets decreased by $12,205,481, or 3.31%, from December 31, 2010 to September 30, 2011.  Net loans decreased by $27,126,738, federal funds sold increased by $11,238,414 and investment securities increased by $621,884.  The decrease in loans and related increase in federal funds sold and investment securities is the result of continued weakness in loan demand in the bank’s market area.

Total deposits decreased by $6,684,038, or 2.14%, from December 31, 2010 to September 30, 2011.  The decrease in deposits came as management maintained lower deposit interest rates in response to the aforementioned decrease in loan demand.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, increased from $19,902,561 at December 31, 2010 to $25,853,025 at September 30, 2011.  Foreclosed assets consist of eighteen properties totaling $4,181,066 at September 30, 2011.  One commercial real estate property represents a significant portion of the balance in foreclosed assets with a value of $2,422,726.  Ten of these properties with a combined carrying value of $425,885 were sold at auction in September, with closings scheduled in October and two other properties are currently under contract.  A total of thirteen foreclosed properties were disposed of in the first nine months of 2011.  Proceeds from the sale of these properties totaled $1,366,050 representing a net loss on disposal of $355,396.  All foreclosed properties are being marketed for sale.  Loans past due more than ninety days, and still accruing interest, increased from $935,975 at December 31, 2010 to $1,308,894 at September 30, 2011.

Nonaccrual loans increased from $15,709,861 at December 31, 2010 to $20,363,065 at September 30, 2011.  During the first nine months of 2011, loans totaling $15,445,582 were added to nonaccrual status while loans totaling $10,792,378 were removed from nonaccrual status.  Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

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

At September 30, 2011, the allowance for loan losses included $430,136 specifically reserved for impaired loans in the amount of $3,488,675.  Based on impairment analysis, loans totaling $16,244,992 were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2010 totaled $12,705,564, of which $1,827,975 required specific reserves of $115,677.

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  The Bank has not offered these types of loans in the past and does not offer them currently.  Junior-lien mortgages can also be considered higher risk loans.  Our junior-lien portfolio at September 30, 2011 totaled $9.0 million, or 3.97% of total loans.  Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

Stockholders’ equity totaled $29,779,100 at September 30, 2011 compared to $30,409,770 at December 31, 2010.  The $630,670 decrease was the result of the net loss of $1,473,747, payment of dividends totaling $171,897, offset by an increase in the market value of securities classified as available for sale of $1,014,974.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities.  The Bank exceeds all regulatory capital guidelines and is considered to be “well capitalized.”

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $6,000,000 at September 30, 2011.  No balances were outstanding on these lines at September 30, 2011 or December 31, 2010.  Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank.  Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank’s 1 to 4 family residential real estate loans, totaled $10,000,000 at September 30, 2011 and $15,000,000 at December 31, 2010.  Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of September 30, 2011, and December 31, 2010.  The unused credit line from the Federal Home Loan Bank as of September 30, 2011 is approximately $43,670,000.

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

Item 1A.       Risk Factors

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the period ended June 30, 2011.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.                 Defaults Upon Senior Securities

Not applicable

Item 4.                 Removed and Reserved

Item 5.                 Other Information

None

Item 6.                 Exhibits

10.1
Formal Agreement by and between Grayson National Bank and the Comptroller of the Currency, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	Interactive Data File.

Part II.  Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYSON BANKSHARES, INC.

Date: November 14, 2011	By:	Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

	By:	Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1
Formal Agreement by and between Grayson National Bank and the Comptroller of the Currency, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	Interactive Data File.