Form 10-K
period 2011-12-31
GRAYSON BANKSHARES INC
filed 2012-03-30
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐                                                                                                                           Accelerated filer  ☐
Non-accelerated filer    ☐  (Do not check if smaller reporting company)                                                                                                                   Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $14,845,644

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   1,718,968 shares of Common Stock as of March 30, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders – Part III
Portions of the Company’s 2011 Annual Report – Part II

TABLE OF CONTENTS

PART I
		Page
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	10
ITEM 1B.	UNRESOLVED STAFF COMMENTS	15
ITEM 2.	PROPERTIES	15
ITEM 3.	LEGAL PROCEEDINGS	16
ITEM 4.	MINE SAFETY DISCLOSURES	16
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES	16
ITEM 6.	SELECTED FINANCIAL DATA	16
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	18
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	19
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	19
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	19
ITEM 9A.	CONTROLS AND PROCEDURES	19
ITEM 9B.	OTHER INFORMATION	21
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	21
ITEM 11.	EXECUTIVE COMPENSATION	21
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED
	STOCKHOLDER MATTERS	21
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	21
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	21
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	21

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

Lending Activities

The Bank’s lending services include real estate, commercial, agricultural and consumer loans.  The loan portfolio constituted 70.16% of the interest earning assets of the Bank at December 31, 2011 and has historically produced the highest interest rate spread above the cost of funds.  The Bank’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors.  Any aggregate credit which exceeds the authority of the loan officer is forwarded to the Officers’ Loan Committee for approval.  The Officers’ Loan Committee is composed of the Bank President and all loan officers.  All aggregate credits that exceed the lending authority of the Officer’s Loan Committee are presented to the Directors’ Loan Committee for consideration.  The Directors’ Loan Committee has the authority to approve loans up to $1.0 million of total indebtedness to a single customer.  All loans in excess of that amount must be presented to the full Board of Directors for ultimate approval or denial.  The Officers’ and Directors’ Loan Committees not only act as approval bodies to ensure consistent application of the Bank’s loan policy but also provide valuable insight through communication and pooling of knowledge, judgment and experience of their respective members.

The Bank has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate.  At the end of 2011, the Bank had 49.60% of the loan portfolio in single and multi-family housing, 15.60% in non-farm, non-residential real estate loans, 15.52% in farm related real estate loans and 8.18% in real estate construction and development loans.

The Bank’s loan portfolio includes commercial and agricultural production loans totaling 6.25% of the portfolio at year-end 2011.  Consumer loans make up approximately 4.11% of the total loan portfolio.  Consumer loans include loans for household expenditures, car loans and other loans to individuals.  While this category has historically experienced a greater percentage of charge-offs than the other classifications, the Bank is committed to continue to make this type of loan to fill the needs of the Bank’s customer base.

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

Deposit Activities

Deposits are the major source of funds for lending and other investment activities. The Bank considers the majority of its regular savings, demand, NOW and money market deposits and small denomination certificates of deposit to be core deposits.  These accounts comprised approximately 82.50% of the Bank’s total deposits at December 31, 2011.  Certificates of deposit in denominations of $100,000 or more represented the remaining 17.50% of deposits at year-end.

Market Area

The Company’s market area consists primarily of the Counties of Grayson, Carroll and Wythe, and the independent city of Galax, in Virginia, as well as Alleghany County in North Carolina.  The market area is rural and employment was once dominated by furniture and textile manufacturing.  As those industries have declined employment has shifted to healthcare, retail and service, light manufacturing, tourism and agriculture.  As of December 31, 2011 the unemployment rates in Grayson, Carroll and Wythe Counties and the City of Galax were 9.5%, 8.9%, 7.5% and 9.5% respectively, as compared to the 6.3% average for the state of Virginia.  The 11.7% unemployment rate in Alleghany County, North Carolina was higher than the state average rate of 10.5%.  Estimated annual median family income in the market area is approximately $45,400.

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

Currently, in Grayson County the Company competes with only two other commercial banks, which operate a total of two branch banking facilities.  As of June 30, 2011, the Company held 77.39% of the deposits in Grayson County.  In the City of Galax, the Company competes with six other commercial banks and had a market share of 15.05%.  In Carroll County, Virginia the Company competes with four other commercial banks and had a market share of 18.86% while in Alleghany County, North Carolina the Company had a market share of 14.73% among five other commercial banks.  The Company opened a branch in Wythe County, Virginia in July of 2009 and as of June 30, 2011 held a market share of 0.75%.  In our combined market area we compete with a total of sixteen commercial banks.  As of June 30, 2011 we held the highest market share in our combined market area with a total of 18.89% of total deposits.  Branch Banking & Trust Company (BB&T) held the second highest market share with 18.79% of total deposits.  During 2011 the Company did not seek to grow deposits due to continued weakness in loan demand and overall economic conditions.  Total deposits in our combined market area totaled $1.60 billion as of June 30, 2011.

Employees

At December 31, 2011, the Company had 126 total employees representing 121 full time equivalents, none of which are represented by a union or covered by a collective bargaining agreement.  Management considers employee relations to be good.

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

The OCC conducts regular examinations of the Bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of its operations.  In addition to these regular examinations, the Bank must furnish the OCC with periodic reports containing a full and accurate statement of its affairs.  Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

Formal Agreement and Individual Minimum Capital Ratios.  On August 9, 2011, the Bank entered into a Formal Agreement with the OCC.  Under the terms of the Formal Agreement, the Board of Directors will perform a review of the Bank’s management and thereafter on an ongoing basis ensure that the Bank has competent management to operate the Bank.  In addition, the Bank has agreed to develop, implement and ensure compliance with written plans to (a) maintain sufficient capital, (b) improve and sustain earnings, (c) improve the Bank’s position with respect to loans, relationships or other assets criticized in any report of examination of the Bank, and (d) strengthen the loan review system to ensure timely identification and categorization of problem credits.  In addition, as part of the Bank’s plan to maintain sufficient capital, the Bank must adopt a dividend policy that permits the declaration of a dividend only when the Bank is in compliance with its approved capital program and certain federal statutes and with the prior written determination of no supervisory objection by the OCC.  The Bank has also agreed that it will not extend, renew or capitalize accrued interest on any credit to any borrower whose loans or other extensions of credit have been criticized in any report of examination of the Bank and whose aggregate loans or other extensions exceed $250,000 absent prior approval by the Board of Directors consistent with the requirements of the Formal Agreement.

The Bank has already appointed a committee to monitor compliance with the Formal Agreement.  Management and the Board of Directors are in the process of addressing the requirements of the Formal Agreement and have already taken important steps towards complying with its terms.

In addition to the Formal Agreement, the OCC established minimum capital ratios that require the Bank to maintain a minimum Tier 1 leverage ratio of 8.25%, a Tier 1 risk-based capital ratio of 12.00% and a total risk-based capital ratio of 13.00%.

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

The FDIC has adopted a risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank.  The amount of the assessment is a function of the institution’s risk category, of which there are four, and its assessment base.  Under this system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios.  In February 2011, the FDIC revised the risk-based assessment system to set new assessment rates that were effective on April 1, 2011.  The initial base assessment rates range from five to 35 basis points, subject to potential adjustments based on the amount of the institution’s long-term unsecured debt and brokered deposits.  After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points.  As the DIF reserve ratio grows, the rate schedule will be adjusted downward.  Also effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less its average tangible equity.

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

For additional information on capital requirements specific to the Bank, see “Formal Agreement and Individual Minimum Capital Ratios” above.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank.  Virtually all of the revenues of the Company result from dividends paid to the Company by the Bank.  Under OCC regulations a national bank may not declare a dividend in excess of its undivided profits. Additionally, a national bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC.  A national bank may not declare or pay any dividend if, after making the dividend, the national bank would be “undercapitalized,” as defined in regulations of the OCC.  In addition to regulatory restrictions on dividends payable by the Bank, the Company is subject to state laws that limit the amount of dividends it can pay.  In addition, the Company is subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.  The Federal Reserve has indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.  In addition, the Federal Reserve has indicated that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organizations capital structure.  For additional information regarding the payment of dividends, see “Formal Agreement and Individual Minimum Capital Ratios” above.

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

Dodd-Frank Act.  In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms.  Many of these reforms will be implemented through regulations to be adopted by various federal banking and securities regulatory agencies.  The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions.  Many of its provisions do not directly impact community-based institutions like the Bank.  For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of  the Bank’s operations.  Provisions that could impact the Bank include the following:

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

•
Interest on Demand Deposits.  The Dodd- Frank Act also provides that, effective in July 2011 depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•
Interchange Fees.  The Dodd-Frank Act requires, and the Federal Reserve has implemented, a cap on debit card interchange fees charged to retailers.  While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

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

Item 1A.                      Risk Factors

We have entered into a Formal Agreement with the OCC, which will require us to dedicate a significant amount of resources to comply with the agreement.

On August 9, 2011, the Bank entered into a Formal Agreement with the OCC.  Under the terms of the Formal Agreement, the Board of Directors will perform a review of the Bank’s management and thereafter on an ongoing basis ensure that the Bank has competent management to operate the Bank.  Among other things, the Bank also has agreed to develop, implement and ensure compliance with written plans to (a) maintain sufficient capital, (b) improve and sustain earnings, (c) improve the Bank’s position with respect to loans, relationships or other assets criticized in any report of examination of the Bank, and (d) strengthen the loan review system to ensure timely identification and categorization of problem credits.  In addition, the Bank must adopt a dividend policy that permits the declaration of a dividend only when the Bank is in compliance with its approved capital program and certain federal statutes and with the prior written consent of the OCC.  While subject to the Formal Agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms.

We have appointed a committee to monitor compliance with the Formal Agreement.  We are in the process of addressing the requirements of the Formal Agreement and have already taken important steps towards complying with its terms.

There is no guarantee that we will successfully address the OCC’s concerns in the Formal Agreement or that we will be able to comply with the Formal Agreement. If we do not comply with the Formal Agreement, we could be subject to civil monetary penalties, further regulatory sanctions and/or other regulatory enforcement actions.

An inability to maintain our regulatory capital position could adversely affect our operations.

At December 31, 2011, we were classified as well capitalized for regulatory capital purposes.  In accordance with the individual minimum capital ratios established by the OCC, the Bank must maintain a minimum Tier 1 leverage ratio of 8.25%, a Tier 1 risk-based capital ratio of 12.00% and a total risk-based capital ratio of 13.00%.  While the Bank exceeded these ratios as of December 31, 2011, if it does not maintain these ratios in the future, the OCC may take further action that could result in the Bank no longer being considered well capitalized.  If the Bank were to become adequately capitalized for regulatory capital purposes, it would not be able to renew or accept brokered deposits without prior regulatory approval and would not be able to offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which would reduce our earnings.

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

                   We are located in southwestern Virginia, and our local economy is heavily influenced by the furniture and textile industries, both of which have been in decline in recent years.  Further changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing.  Higher unemployment rates may lead to future increases in past-due and nonperforming loans thus having a negative impact on the earnings of the Bank.  An additional, significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

●
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

●
Debit Interchange – Pursuant to the bill, the Federal Reserve has established what it determined are reasonable fees on debit transactions by factoring in their transaction costs compared to those for checks.  Debit interchange price-fixing could limit our ability to generate fee income on debit card transactions.

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
(276) 388-3811

The Bank has a conference center located at 558 East Main Street, Independence, Virginia that is used for various board and committee meetings, as well as continuing education and training programs for bank employees.  The Bank opened an operations center adjacent to the main office in Independence, Virginia, in October 2008.  The Bank also owns land in the Town of Wytheville, Virginia where construction is underway on a full service branch facility that we expect to place in service during the third quarter of 2012.  The Bank currently operates a full service branch in a leased facility located at 150 West Main Street, Wytheville, Virginia.

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

Item 4.                               Mine Safety Disclosures

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s Common Stock is not listed for trading on a registered exchange.  The Company’s Common Stock is currently quoted on the OTC Bulletin Board under the symbol “GSON.”  The Common Stock began quotation on the OTC Bulletin Board on January 19, 2010.  Prior to that date, shares of the Company’s Common Stock were neither listed on any stock exchange nor quoted on any market and traded infrequently.  Shares of Common Stock were periodically sold in a limited number of privately negotiated transactions.  Based on information available to it (including trades through the OTC Bulletin Board), the Company believes that from January 1, 2010 to December 31, 2011, the selling price of shares of Common Stock ranged from $4.50 to $19.00.  There may, however, have been other transactions at other prices not known to the Company.

Market Price and Dividends

	Sales Price ($)		Dividends ($)
	High	Low

2010: 1st quarter 2nd quarter 3rd quarter 4th quarter	19.00 16.75 15.00 14.50	17.00 15.50 13.00 14.00	0.10 0.10 0.10 0.10
2011: 1st quarter 2nd quarter 3rd quarter 4th quarter	14.50 10.00 11.00 8.00	10.25 9.00 8.00 4.50	0.10 0.00 0.00 0.00

As of March 30, 2012, there were approximately 800 record holders of Common Stock.  There were no Company repurchases of the Common Stock during 2011 or 2010.

Dividend Policy

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

The Company’s ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it.  As a national bank, the Bank is subject to certain restrictions on our reserves and capital imposed by federal banking statutes and regulations.   Furthermore, under Virginia law, the Company may not declare or pay a cash dividend on its capital stock if it is insolvent or if the payment of the dividend would render it insolvent or unable to pay its obligations as they become due in the ordinary course of business.  For additional information on these limitations, see “Item 1.  Business – Government Supervision and Regulation – Payment of Dividends” above, and Note 18 of the “Notes to Consolidated Financial Statements” of the Company’s Annual Report under Item 8.

In addition, pursuant to its Formal Agreement with the OCC, the Bank is subject to restrictions on its ability to pay dividends without the prior approval of the OCC.  For additional information, see “Item 1. Business – Supervision and Regulation – Formal Agreement and Individual Minimum Capital Ratios” above.

Item 6.                                Selected Financial Data1

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2011, 2010, 2009, 2008 and 2007.

	2011	2010	2009	2008	2007
Summary of Operations

Interest income	$15,388	$18,359	$19,917	$21,950	$22,884
Interest expense	4,867	6,508	8,417	10,433	10,834
Net interest income	10,521	11,851	11,500	11,517	12,050
Provision for loan losses	4,785	2,510	1,491	1,200	465
Other income	2,817	2,962	2,243	459	1,973
Other expense	11,413	10,871	11,269	10,074	9,095
Income taxes	(1,214)	266	100	(52)	1,296
Net income	$(1,646)	$1,166	$883	$754	$3,167

Per Share Data

Net income	$(.96)	$.68	$.51	$.44	$1.84
Cash dividends declared	.10	.40	.40	.86	.86
Book value	16.49	17.69	17.77	16.88	17.62
Estimated market value2	4.95	14.50	17.00	24.00	29.00

Year-end Balance Sheet Summary

Loans, net	$214,227	$248,513	$266,628	$267,889	$263,729
Investment securities	49,507	47,692	42,034	49,451	42,573
Total assets	346,383	368,217	369,602	368,197	361,486
Deposits	297,252	311,817	313,483	305,730	309,174
Stockholders’ equity	28,340	30,410	30,540	29,017	30,291

Selected Ratios

Return on average assets	-0.46%	0.32%	0.24%	0.21%	0.93%
Return on average equity	-5.45%	3.71%	2.99%	2.46%	10.77%
Average equity to average assets	8.44%	8.52%	8.01%	8.40%	8.67%

1      In thousands of dollars, except per share data.
2      Provided at the trade date nearest year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction G(2) of Form 10-K, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2011 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to General Instruction G(2) of Form 10-K, Quantitative and Qualitative Disclosures about Market Risk in the Company’s 2011 Annual Report to Shareholders is incorporated herein by reference.

Item 8.                    Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) of Form 10-K, the following financial statements in the Company's 2011 Annual Report to Shareholders are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009
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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  The Dodd-Frank Act exempted the Company from complying with Section 404(b) and our registered public accounting firm was not required to issue an attestation on our internal controls over financial reporting pursuant to rules of the Securities and Exchange Commission.

/s/ Jacky K. Anderson	/s/ Blake M. Edwards
Jacky K. Anderson, President & CEO	Blake M. Edwards, CFO

Item 9B.                      Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors,” (except for the information set forth under the headings, “Election of Directors—Security Ownership of Management” and “Election of Directors—Security Ownership of Certain Beneficial Owners“) and “Corporate Governance and the Board of Directors—Code of Ethics” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Election of Directors--Security Ownership of Management” and “Election of Directors--Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Management” and “Corporate Governance and the Board of Directors—Independence of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Audit Information” (except for information set forth under the heading “Audit Information—Audit Committee Report”) in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

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

10.1
Formal Agreement by and between Grayson National Bank and the Comptroller of the Currency, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011.

13.1	2011 Annual Report to Shareholders.

21.1	Subsidiary of the Company, incorporated herein by ference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

101	Interactive Data File.

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

GRAYSON BANKSHARES, INC.

Date:	March 30, 2012	By:	/s/ Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacky K. Anderson	President and	March 30, 2012
Jacky K. Anderson	Chief Executive Officer
(Principal Executive Officer)

/s/ Blake M. Edwards, Jr.	Chief Financial Officer	March 30, 2012
Blake M. Edwards, Jr.	(Principal Financial and
Accounting Officer)

/s/ Bryan L. Edwards	Director	March 30, 2012
Bryan L. Edwards

/s/ Jack E. Guynn, Jr.	Director	March 30, 2012
Jack E. Guynn, Jr.

/s/ Hayden H. Horney	Director	March 30, 2012
Hayden H. Horney

/s/ Thomas M. Jackson, Jr.	Director	March 30, 2012
Thomas M. Jackson, Jr.

Signature	Title	Date

/s/ Theresa S. Lazo	Director	March 30, 2012
Theresa S. Lazo

/s/ Carl J. Richardson	Director	March 30, 2012
Carl J. Richardson

/s/ Charles T. Sturgill	Director	March 30, 2012
Charles T. Sturgill

/s/ J. David Vaughn	Director	March 30, 2012
J. David Vaughn

INDEX OF EXHIBITS

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, File No. 0-30535.

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10, File No. 0-30535.

10.1
Formal Agreement by and between Grayson National Bank and the Comptroller of the Currency, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011.

13.1	2011 Annual Report to Shareholders.

21.1	Subsidiary of the Company, incorporated herein by ference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

101	Interactive Data File.

(b)           Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as aseparate section of this report.

(c)           Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.