Form 10-Q
period 2012-03-31
GRAYSON BANKSHARES INC
filed 2012-05-15
CIK 883758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,718,968 shares of Common Stock, par value
$1.25 per share, outstanding as of May 14, 2012.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—March 31, 2012 (Unaudited)
	and December 31, 2011 (Audited)	3

	Unaudited Consolidated Statements of Income—Three Months Ended
	March 31, 2012 and March 31, 2011	4

	Unaudited Consolidated Statements of Comprehensive Income (Loss)—Three Months
	Ended March 31, 2012 and March 31, 2011	5

	Consolidated Statements of Changes in Stockholders’ Equity—Three Months
	Ended March 31, 2012 (Unaudited) and Year Ended December 31, 2011 (Audited)	6

	Unaudited Consolidated Statements of Cash Flows—Three Months Ended
	March 31, 2012 and March 31, 2011	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

Part I.  Financial Information

Item 1.  Financial Statements

Grayson Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$7,300,058	$8,241,875
Interest-bearing deposits with banks	4,316,912	3,316,338
Federal funds sold	36,233,175	39,013,090
Investment securities available for sale	57,797,786	48,974,328
Investment securities held to maturity
(fair value approximately $571,588 at March 31, 2012,
and $564,051 at December 31, 2011)	539,527	533,042
Restricted equity securities	1,380,700	1,380,700
Loans, net of allowance for loan losses of $5,002,236 at
March 31, 2012 and $4,941,645 at December 31, 2011	206,745,523	214,226,800
Cash value of life insurance	8,853,039	8,772,039
Foreclosed assets	2,822,673	3,351,861
Property and equipment, net	11,036,993	11,181,700
Accrued interest receivable	1,343,397	1,514,734
Other assets	5,886,534	5,876,556
	$344,256,317	$346,383,063
Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$52,303,239	$50,180,058
Interest-bearing	242,762,391	247,071,718
Total deposits	295,065,630	297,251,776

Long-term debt	20,000,000	20,000,000
Accrued interest payable	531,064	230,723
Other liabilities	512,059	560,658
	316,108,753	318,043,157

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $25 par value; 500,000
shares authorized; none issued	-	-
Common stock, $1.25 par value; 2,000,000 shares
authorized; 1,718,968 shares issued
in 2012 and 2011, respectively	2,148,710	2,148,710
Surplus	521,625	521,625
Retained earnings	27,648,154	27,157,751
Accumulated other comprehensive income (loss)	(2,170,925)	(1,488,180)
	28,147,564	28,339,906
	$344,256,317	$346,383,063

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months ended March 31, 2012 and 2011

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Interest income
Loans and fees on loans	$3,074,444	$3,802,684
Interest-bearing deposits in banks	3,104	1,742
Federal funds sold	17,578	16,750
Investment securities:
Taxable	237,143	257,342
Exempt from federal income tax	44,147	117,719
	3,376,416	4,196,237

Interest expense
Deposits	735,446	1,089,694
Interest on borrowings	220,293	260,463
	955,739	1,350,157
Net interest income	2,420,677	2,846,080

Provision for loan losses	315,995	1,306,387
Net interest income after
provision for loan losses	2,104,682	1,539,693

Noninterest income
Service charges on deposit accounts	265,377	243,218
Increase in cash value of life insurance	81,000	81,000
Net realized gains on securities	1,126,115	87,856
Other income	203,793	188,501
	1,676,285	600,575

Noninterest expense
Salaries and employee benefits	1,720,939	1,507,080
Occupancy expense	128,076	124,931
Equipment expense	144,718	167,249
Foreclosed asset expense, net	178,510	122,612
Other expense	932,321	778,582
	3,104,564	2,700,454
Income (loss) before income taxes	676,403	(560,186)

Income tax expense (benefit)	186,000	(257,000)
Net income (loss)	$490,403	$(303,186)

Basic earnings (loss) per share	$0.29	$(0.18)
Weighted average shares outstanding	1,718,968	1,718,968
Dividends declared per share	$0.00	$0.10

See Notes to Consolidated Financial Statements.

 Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months ended March 31, 2012 and 2011

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net income	$490,403	$(303,186)

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities:	91,653	308,847
Unrealized gains (losses) arising during the period	(31,162)	(105,008)
Tax related to unrealized gains (losses)	(1,126,115)	(87,856)
Reclassification of realized (gains) during the period
Tax related to realized gains	382,879	29,871

Total other comprehensive income (loss)	(682,745)	145,854
Total comprehensive income (loss)	$(192,342)	$(157,332)

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months ended March 31, 2012 (unaudited) and the Year ended December 31, 2011 (audited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2010	1,718,968	$2,148,710	$521,625	$28,975,488	$(1,236,053)	$30,409,770

Net loss	-	-	-	(1,645,840)	-	(1,645,840)
			-
Other comprehensive income	-	-	-	-	(252,127)	(252,127)

Dividends paid
($.10 per share)	-	-	-	(171,897)	-	(171,897)
Balance, December 31, 2011	1,718,968	2,148,710	521,625	27,157,751	(1,488,180)	28,339,906

Comprehensive income
Net income	-	-	-	490,403	-	490,403
				-

Other comprehensive income	-	-	-	-	(682,745)	(682,745)
		-

Dividends paid
($.00 per share)	-	-	-	-	-	-
		-		-		-
Balance, March 31, 2012	1,718,968	$2,148,710	$521,625	$27,648,154	$(2,170,925)	$28,147,564

See Notes to Consolidated Financial Statements.

Grayson Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2012 and 2011

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$490,403	$(303,186)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
Depreciation and amortization	171,000	186,000
Provision for loan losses	315,995	1,306,387
Deferred income taxes	5,000	(128,000)
Net realized gains on securities	(1,126,115)	(87,856)
Accretion of discount on securities, net of
amortization of premiums	116,105	99,344
Deferred compensation	(5,735)	(5,364)
Net realized loss on foreclosed assets	116,662	-
Changes in assets and liabilities:
Cash value of life insurance	(81,000)	(81,000)
Accrued income	171,337	62,338
Other assets	339,739	263,312
Accrued interest payable	300,341	397,806
Other liabilities	(42,864)	(298,615)
Net cash provided by operating activities	767,868	1,411,166

Cash flows from investing activities
Purchases of available-for-sale investment securities	(36,243,935)	(7,652,495)
Sales of available-for-sale investment securities	25,491,007	2,862,074
Maturities/calls/paydowns of available-for-sale investment securities	1,898,533	3,872,073
Net decrease in loans	7,018,282	7,188,028
Proceeds from the sale of foreclosed assets	559,526	-
Purchases of property and equipment, net of sales	(26,293)	(182,392)
Net cash provided by investing activities	(1,302,880)	6,087,288

Cash flows from financing activities
Net decrease in deposits	(2,186,146)	(1,172,001)
Dividends paid	-	(171,897)
Net cash used in financing activities	(2,186,146)	(1,343,898)
Net increase in cash and cash equivalents	(2,721,158)	6,154,556

Cash and cash equivalents, beginning	50,571,303	40,251,868
Cash and cash equivalents, ending	$47,850,145	$46,406,424

Supplemental disclosure of cash flow information
Interest paid	$655,398	$952,351
Taxes paid	$-	$43,000
Transfers of loans to foreclosed properties	$147,000	$1,733,000

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

The consolidated financial statements as of March 31, 2012 and for the periods ended March 31, 2012 and 2011 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished in the interim consolidated financial statements reflects all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows for such interim periods.  Management believes that all interim period adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2011, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results of operations for the three-month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 and have been included in Note 8.

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies

Recent Accounting Pronouncements, continued

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.  Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances.  The daily average cash reserve requirement was approximately $1,981,000 and $1,794,000 for the periods including March 31, 2012 and December 31, 2011, respectively.

Note 3.  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values at March 31, 2012 and December 31, 2011 follow:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2012
Available for sale:
U.S. Government agency securities	$2,915,377	$101,298	$-	$3,016,675
Government sponsored enterprises	23,870,507	149,658	81,682	23,938,483
Mortgage-backed securities	19,015,839	84,434	115,800	18,984,473
Corporate bonds	3,077,737	10,793	10,715	3,077,815
State and municipal securities	8,888,001	29,256	136,917	8,780,340
	$57,767,461	$375,439	$345,114	$57,797,786
Held to maturity:
State and municipal securities	$539,527	$32,061	$-	$571,588

December 31, 2011
Available for sale:
U.S. Government agency securities	$2,994,524	$80,995	$-	$3,075,519
Government sponsored enterprises	19,964,092	540,636	8,243	20,496,485
Mortgage-backed securities	12,064,933	85,917	28,108	12,122,742
State and municipal securities	12,885,992	409,471	15,881	13,279,582
	$47,909,541	$1,117,019	$52,232	$48,974,328
Held to maturity:
State and municipal securities	$533,042	$31,009	$-	$564,051

Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 3.  Investment Securities, continued

Restricted equity securities were $1,380,700 at March 31, 2012 and December 31, 2011.  Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank, Pacific Coast Bankers Bank, and the Federal Reserve Bank of Richmond, all of which are carried at cost.  All of these entities are upstream correspondents of the Bank.  The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow money.  The Bank is required to hold that stock so long as it borrows from the FHLB.  The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve system.  The Bank’s stock in Community Bankers Bank and Pacific Coast Bankers Bank is restricted only in the fact that the stock may only be repurchased by the respective banks.

The following table details unrealized losses and related fair values in the Company’s investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2012
Available for sale
Government sponsored enterprises	$14,561,350	$81,682	$-	$-	$14,561,350	$81,682
Mortgage-backed securities	10,445,396	115,800	-	-	10,445,396	115,800
Corporate Bonds	1,409,690	10,715	-	-	1,409,690	10,715
State and municipal securities	5,195,466	136,917	-	-	5,195,466	136,917
Total securities available for sale	$31,611,902	$345,114	$-	$-	$31,611,902	$345,114

December 31, 2011
Available for sale:
Government sponsored enterprises	$3,032,760	$8,243	$-	$-	$3,032,760	$8,243
Mortgage-backed securities	6,803,995	28,108	-	-	6,803,995	28,108
State and municipal securities	1,625,661	8,626	451,117	7,255	2,076,778	15,881
Total securities available for sale	$11,462,416	$44,977	$451,117	$7,255	$11,913,533	$52,232

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

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition and the issuer's anticipated ability to pay the contractual cash flows of the investments. Since the Company intends to hold all of its investment securities until maturity, and it is more likely than not that the Company will not have to sell any of its investment securities before unrealized losses have been recovered, and the Company expects to recover the entire amount of the amortized cost basis of all its securities, none of the securities are deemed other than temporarily impaired at March 31, 2012 or December 31, 2011. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which could require a charge to earnings in such periods.

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 3.  Investment Securities, continued

Investment securities with amortized cost of approximately $18,653,315 at March 31, 2012 and $26,326,337 at December 31, 2011, were pledged as collateral on public deposits and for other purposes as required or permitted by law.  Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.  Gross realized gains and losses for the three-month periods ended March 31, 2012 and 2011 are as follows:

	2012	2011

Realized gains	$1,126,115	96,971
Realized losses	-	(9,115)
	$1,126,115	$87,856

The scheduled maturities of securities available for sale and securities held to maturity at March 31, 2012, were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$689,828	$702,739	$390,682	400,768
Due after one year through five years	3,028,989	3,053,440	-	-
Due after five years through ten years	18,638,904	18,578,825	-	-
Due after ten years	35,409,740	35,462,782	148,845	170,820
	$57,767,461	$57,797,786	$539,527	$571,588

Maturities of mortgage backed securities are based on contractual amounts.  Actual maturity will vary as loans underlying the securities are prepaid.

Note 4.  Allowance for Loan Losses and Impaired Loans

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component relates to loans that are deemed impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan. The general component covers the remaining loan portfolio not evaluated individually for impairment, and is based on historical loss experience adjusted for qualitative factors. The appropriateness of the allowance for loan losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

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

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

The following table presents the activity in the allowance and information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses as of March 31, 2012 and March 31, 2011:

Allowance for Loan Losses and Recorded Investment in Loans

	Commercial		Construction
	&	Commercial	&			Consumer
	Agricultural	Mortgage	Development	Farmland	Residential	& Other	Total

March 31, 2012
Allowance for loan losses:
Beginning Balance	$398,162	$888,965	$544,739	$551,147	$2,303,045	$255,587	$4,941,645
Charge-offs	(4,193)	(69,403)	(822)	(56,026)	(139,173)	(21,063)	(290,680)
Recoveries	13,260	15,278	-	-	3,574	3,164	35,276
Provision	(62,092)	85,731	27,490	83,601	198,577	(17,312)	315,995
Ending Balance	$345,137	$920,571	$571,407	$578,722	$2,366,023	$220,376	$5,002,236
Ending balance: individually
evaluated for impairment	37,050	30,707	65,849	72,223	199,111	3,372	$408,312
Ending balance: collectively
evaluated for impairment	308,087	889,864	505,558	506,499	2,166,912	217,004	4,593,924

Loans outstanding:
Ending balance	13,485,316	34,045,120	16,477,900	32,405,617	105,901,097	9,432,709	211,747,759
Ending balance: individually
evaluated for impairment	557,793	3,476,148	4,148,207	6,229,586	6,880,463	33,497	21,325,694
Ending balance: collectively
evaluated for impairment	12,927,523	30,568,972	12,329,693	26,176,031	99,020,634	9,399,212	190,422,065

March 31, 2011
Allowance for loan losses:
Beginning Balance	436,872	777,515	526,231	710,368	1,861,953	229,481	4,542,420
Charge-offs	(112,146)	-	(20,000)	-	(789,463)	(60,003)	(981,612)
Recoveries	5,663	197	-	-	2,489	9,057	17,406
Provision	136,053	37,503	201,954	48,068	826,452	56,357	1,306,387
Ending Balance	466,442	815,215	708,185	758,436	1,901,431	234,892	4,884,601
Ending balance: individually
evaluated for impairment	$10,798	$44,640	$175,347	$13,535	$54,809	$-	$299,129
Ending balance: collectively
evaluated for impairment	$455,644	$770,575	$532,838	$744,901	$1,846,622	$234,892	$4,585,472

Loans outstanding:
Ending balance	$15,738,688	$39,520,547	$19,966,290	$34,365,645	$121,444,930	$12,134,044	$243,170,144
Ending balance: individually
evaluated for impairment	$107,979	$2,585,268	$1,970,174	$3,745,199	$3,652,186	$-	$12,060,806
Ending balance: collectively
evaluated for impairment	$15,630,709	$36,935,279	$17,996,116	$30,620,446	$117,792,744	$12,134,044	$231,109,338

Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of the Bank’s loan portfolio.  The Bank’s loan ratings coincide with the “Substandard,” “Doubtful” and “Loss” classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured financial institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in assets classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible, and of such little value that its continuance on the books is not warranted.   Assets that do not currently expose the insured financial institutions to sufficient risk to warrant classification in one of the aforementioned categories but otherwise possess weaknesses are designated “Special Mention.”  Management also maintains a listing of loans designated “Watch”. These loans represent borrowers with declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average risk.  As of March 31, 2012 and December 31, 2011, respectively, the Bank had no loans graded “Doubtful” or “Loss” included in the balance of total loans outstanding.

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

The following table lists the loan grades utilized by the Bank and the corresponding total of outstanding loans in each category as of March 31, 2012 and December 31, 2011:

Credit Risk Profile by Internally Assigned Grades

	Loan Grades
			Special
	Pass	Watch	Mention	Substandard	Total
March 31, 2012
Real Estate Secured:
1-4 residential construction	$798,686	$-	$-	$63,000	$861,686
Commercial construction	413,108	-	-	-	413,108
Loan development &
other land	9,910,641	578,370	30,148	4,683,947	15,203,106
Farmland	21,712,541	1,624,202	1,501,760	7,567,114	32,405,617
1-4 residential mortgage	75,114,088	2,264,851	2,466,830	9,600,951	89,446,720
Multifamily	2,036,972	-	-	-	2,036,972
Home equity and second
mortgage	11,312,496	746,662	309,883	2,048,364	14,417,405
Commercial mortgage	22,263,823	4,321,323	1,834,697	5,625,277	34,045,120
Non-Real Estate Secured:
Commercial & agricultural	11,638,750	524,037	231,432	849,809	13,244,028
Financial institutions	-	-	241,288	-	241,288
Civic organizations	336,898	-	-	-	336,898
Consumer-auto	2,482,757	9,027	14,468	28,469	2,534,721
Consumer-Other	6,237,176	10,990	143,243	169,681	6,561,090
Total	$164,257,936	$10,079,462	$6,773,749	$30,636,612	$211,747,759

	Loan Grades
			Special
	Pass	Watch	Mention	Substandard	Total

December 31, 2011
Real Estate Secured:
1-4 residential construction	$494,146	$-	$-	$63,000	$557,146
Commercial construction	331,613	-	-	-	331,613
Loan development &
other land	10,104,050	652,059	292,485	5,994,251	17,042,845
Farmland	22,705,684	1,501,012	1,640,587	8,164,163	34,011,446
1-4 residential mortgage	77,852,671	2,054,982	2,722,842	8,709,898	91,340,393
Multifamily	2,060,482	662,971	-	-	2,723,453
Home equity and second
mortgage	11,375,249	639,021	480,225	2,149,878	14,644,721
Commercial mortgage	24,015,569	2,055,363	2,560,894	5,567,404	34,199,230
Non-Real Estate Secured:		-
Commercial & agricultural	11,538,611	679,021	253,522	994,245	13,465,399
Financial institutions	-	-	242,813	-	242,813
Civic organizations	360,715	-	-	-	360,715
Consumer-auto	2,862,264	9,799	17,125	43,165	2,932,353
Consumer-Other	6,984,580	14,841	138,515	178,382	7,316,318
Total	$170,685,634	$8,269,417	$8,349,008	$31,864,386	$219,168,445

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

The following table presents an age analysis of nonaccrual and past due loans by category as of March 31, 2012 and December 31, 2011:

Analysis of Past Due and Nonaccrual Loans

							90+ Days
			90 Days or				Past Due
	30-59 Days	60-89 Days	More Past	Total Past		Total	and Still	Nonaccrual
	Past Due	Past Due	Due	Due	Current	loans	Accruing	Loans
March 31, 2012
Real Estate Secured:
1-4 residential construction	$-	$-	$63,000	$63,000	$798,686	$861,686	$-	$63,000
Commercial construction	-	-	-	-	413,108	413,108	-	-
Loan development &
other land	15,982	-	2,589,795	2,605,777	12,597,329	15,203,106	-	4,001,141
Farmland	11,872	107,253	3,787,550	3,906,675	28,498,942	32,405,617	120,662	6,102,784
1-4 residential mortgage	1,329,152	691,304	3,550,190	5,570,646	83,876,0743	89,446,720	99,309	5,739,219
Multifamily	-	-	-	-	2,036,972	2,036,972	-	-
Home equity and second
mortgage	302,703	249,131	767,220	1,319,054	13,098,351	14,417,405	-	1,128,825
Commercial mortgage	222,301	-	1,539,566	1,761,867	32,283,253	34,045,120	-	3,434,738
Non-Real Estate Secured:
Commercial & agricultural	55,069	17,124	325,525	397,718	12,846,310	13,244,028	-	410,867
Financial institutions	-	-	-	-	241,288	241,288	-	-
Civic organizations	-	-	-	-	336,898	336,898	-	-
Consumer-auto	51,436	6,855	7,418	65,709	2,469,012	2,534,721	-	11,202
Consumer-Other	22,051	72,087	87,727	181,865	6,379,225	6,561,090	15,153	72,575
Total	$2,010,566	$1,143,754	$12,717,991	$15,872,311	$195,875,448	$211,747,759	$235,124	$20,964,351

							90+ Days
			90 Days or				Past Due
	30-59 Days	60-89 Days	More Past	Total Past		Total	and Still	Nonaccrual
	Past Due	Past Due	Due	Due	Current	loans	Accruing	Loans
December 31, 2011
Real Estate Secured:
1-4 residential construction	$-	$-	$63,000	$63,000	$494,146	$557,146	$-	$63,000
Commercial construction	-	-	-	-	331,613	331,613	-	-
Loan development &
other land	241,031	464,326	4,083,688	4,789,045	12,253,800	17,042,845	-	4,891,184
Farmland	398,146	665,577	3,559,159	4,622,882	29,388,564	34,011,446	-	6,779,457
1-4 residential mortgage	2,337,732	1,100,428	4,255,532	7,693,692	83,646,701	91,340,393	364,926	5,759,832
Multifamily	-	-	-	-	2,723,453	2,723,453	-	-
Home equity and second
mortgage	315,568	176,448	844,737	1,336,753	13,307,968	14,644,721	76,231	1,079,672
Commercial mortgage	264,664	78,983	2,110,790	2,454,437	31,744,793	34,199,230	18,343	3,374,650
Non-Real Estate Secured:
Commercial & agricultural	211,542	402,399	158,467	772,408	12,692,991	13,465,399	-	602,682
Financial institutions	-	-	-	-	242,813	242,813	-	-
Civic organizations	-	-	-	-	360,715	360,715	-	-
Consumer-auto	45,568	31,314	24,443	101,325	2,831,028	2,932,353	17,048	7,395
Consumer-Other	109,290	14,986	108,204	232,480	7,083,838	7,316,318	61,339	47,771
Total	$3,923,541	$2,934,461	$15,208,020	$22,066,022	$197,102,423	$219,168,445	$537,887	$22,605,643

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

As of March 31, 2012 and December 31, 2011, respectively, the recorded investment in impaired loans totaled $21,325,694 and $21,967,946. The average age of the third-party appraisal or independent assessment used to measure impairment on our collateral-dependent loans at March 31, 2012 was 13 months.  The Bank’s current practice is to consider an appraisal or assessment to be current if it is less than 18 months old.  The total amount of collateral-dependent impaired loans at March 31, 2012 and December 31, 2011, respectively, was $14,511,788 and $18,219,185, of these $12,549,223 and $14,849,143 were measured for impairment using appraisals aged less than 18 months.  The remaining $1,962,565 and $3,370,042 of collateral-dependent impaired loans was measured for impairment using existing appraisals discounted 15-20% for age and other pertinent factors.  As of March 31, 2012 and December 31, 2011, respectively, $3,245,768 and $3,925,933 of the recorded investment in impaired loans did not require specific reserves because they had been written down to the fair value of collateral through a direct charge-off.  The Bank had $11,385,523 and $7,585,520 in troubled debt restructured loans included in impaired loans at March 31, 2012 and December 31, 2011, respectively.

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

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

The following table is a summary of information related to impaired loans as of March 31, 2012 and December 31, 2011:

Impaired Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance	Allowance	Investment	Recognized
March 31, 2012
With no related allowance recorded:
1-4 Residential Construction	$63,000	$115,238	$-	$63,000	$-
Land development & other land	3,482,774	4,363,615	-	3,444,654	-
Farmland	3,482,774	4,711,926	-	4,724,746	2,227
1-4 residential mortgage	3,918,312	4,170,228	-	3,948,466	6,519
Commercial mortgage	2,573,192	2,868,203	-	2,749,239	5,012
Commercial & agricultural	168,029	168,029	-	168,029	-
Consumer & other	-	-	-	-	-
Subtotal	14,896,207	16,397,239	-	15,098,134	13,758

With an allowance recorded:
1-4 Residential Construction	-	-	-	-	-
Land development & other land	602,433	650,681	65,849	602,433	-
Farmland	1,538,686	1,538,686	72,223	1,538,686	-
1-4 residential mortgage	2,962,151	3,154,020	199,111	2,335,118	10,726
Commercial mortgage	902,956	969,545	30,707	902,956	9,913
Commercial & agricultural	389,764	389,764	37,050	324,806	2,449
Consumer & other	33,497	33,497	3,372	33,497	557
Subtotal	6,429,487	6,736,193	408,312	5,737,496	23,645

Totals:
1-4 Residential Construction	63,000	115,238	-	63,000	-
Land development & other land	4,085,207	5,014,296	65,849	4,047,087	2,227
Farmland	6,229,586	6,250,612	72,223	6,263,432	6,519
1-4 residential mortgage	6,880,463	7,324,248	199,111	6,283,584	15,738
Commercial mortgage	3,476,148	3,837,748	30,707	3,652,195	9,913
Commercial & agricultural	557,793	557,793	37,050	492,835	2,449
Consumer & other	33,49	33,497	3,372	33,497	557
Total	$21,325,694	$23,133,432	$408,312	$20,835,630	$37,403

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Impaired Loans, continued

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance	Allowance	Investment	Recognized
December 31, 2011
With no related allowance recorded:
1-4 Residential Construction	$63,000	$115,238	$-	$47,293	$-
Land development & other land	4,666,763	5,591,104	-	3,154,134	-
Farmland	6,187,137	6,187,137	-	5,222,771	45,059
1-4 residential mortgage	4,397,661	5,021,591	-	5,289,195	10,823
Commercial mortgage	2,894,820	3,214,076	-	2,327,091	8,446
Commercial & agricultural	144,034	144,034	-	105,439	28
Consumer & other	-	-	-	-	-
Subtotal	18,353,415	20,273,180	-	16,145,923	64,356

With an allowance recorded:
1-4 Residential Construction	-	-	-	-	-
Land development & other land	287,531	335,779	17,130	158,872	9,695
Farmland	801,094	801,094	30,392	81,619	-
1-4 residential mortgage	1,435,015	1,481,238	74,951	717,354	32,097
Commercial mortgage	519,991	519,991	2,313	22,794	-
Commercial & agricultural	536,510	536,510	62,854	205,647	2,738
Consumer & other	34,390	34,390	3,565	3,769	241
Subtotal	3,614,531	3,709,002	191,205	1,190,055	44,771

Totals:
1-4 Residential Construction	63,000	115,238	-	47,293	-
Land development & other land	4,954,294	5,926,883	17,130	3,313,006	9,695
Farmland	6,988,231	6,988,231	30,392	5,304,390	45,059
1-4 residential mortgage	5,832,676	6,502,829	74,951	6,006,549	42,920
Commercial mortgage	3,414,811	3,734,067	2,313	2,349,885	8,446
Commercial & agricultural	680,544	680,544	62,854	311,086	2,766
Consumer & other	34,390	34,390	3,565	3,769	241
Total	$21,967,946	$23,982,182	$191,205	$17,335,978	$109,127

(1)      Recorded investment is the loan balance, net of any charge-offs

The average recorded investment in impaired loans and interest income recognized on impaired loans for the three months ended March 31, 2012 and March 31, 2011 (all approximate) are summarized below:

	2012	2011

Average investment in impaired loans	$20,835,630	$13,109,457
Interest income recognized on impaired loans	$37,403	$15,450
Interest income recognized on a cash basis on impaired loans	$62,650	$15,737

No additional funds are committed to be advanced in connection with impaired loans.

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring

As a result of adopting the amendments in ASU 2011-02,  The Bank reassessed restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, The Bank identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology are now impaired under ASC 310-10-35 was $203,507, and the allowance for loan losses associated with those loans on the basis of a current evaluation of loss was $0.

A troubled debt restructured loan is a loan for which the Bank, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired and are individually evaluated for impairment.

The following table sets forth information with respect to the Bank’s troubled debt restructurings as of March 31, 2012 and March 31, 2011:

Modifications

	March 31, 2012
			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment (1)	Investment (1)
Troubled Debt Restructurings
Land development & other land	5	$1,230,630	$1,232,300
Farmland	3	1,072,362	1,072,362
1-4 residential mortgage	11	1,672,579	1,683,781
Commercial mortgage	5	1,191,368	1,189,726
Commercial & agricultural	1	67,173	67,173
Consumer & other	-	-	-

	Number	Recorded
	of Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Troubled debt restructurings:
Land development & other land	-	$-
Farmland	-	$-
1-4 residential mortgage	1	$151,832
Commercial mortgage	-	$-
Commercial & agricultural	-	$-
Consumer & other	-	$-

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 4.  Allowance for Loan Losses and Impaired Loans, continued

Troubled Debt Restructuring, continued

Modifications

	March 31, 2011
			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment (1)	Investment (1)
Troubled Debt Restructurings
Land development & other land	1	$275,000	$275,000
Farmland	1	526,242	527,557
1-4 residential mortgage	4	359,172	386,923
Commercial mortgage	1	1,427,149	1,427,149
Commercial & agricultural	-	-	-
Consumer & other	-	-	-

(1)      Recorded investment is the loan balance, net of any charge-offs

During the three months ended March 31, 2012 and March 31, 2011, respectively, the Bank modified 25 and 7 loans that were considered to be troubled debt restructurings.  Additional funds were advanced on one loan in 2012 in order to pay real estate taxes current.  Also, additional funds were advanced on one loan in 2011 in order to improve the Bank’s collateral position.

During the three months ended March 31, 2012, 1 loan that had been restructured during the twelve-month period preceding March 31, 2012, defaulted.  Restructured loans are deemed to be in default if they become past due by 30 days or more.

Note 5.  Income Taxes

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income for the three months ended March 31, 2012 and 2011 follows:

	2012	2011

Tax at statutory federal rate	$229,977	$(190,463)
Tax exempt interest income	(18,981)	(44,780)
Other tax exempt income	(27,540)	(27,540)
Other	2,544	5,783
	$186,000	$(257,000)

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 6.  Employee Benefit Plan

The Bank has a qualified noncontributory defined benefit pension plan that covers substantially all of its employees.  The benefits are primarily based on years of service and earnings.  The following is a summary of net periodic pension costs for the three-month periods ended March 31, 2012 and 2011.

	March 31,
	2012	2011

Service cost	$128,975	$114,499
Interest cost	108,614	109,934
Expected return on plan assets	(211,628)	(193,682)
Amortization of net obligation at transition	-	-
Amortization of prior service cost	808	808
Amortization of net (gain) or loss	37,004	11,254
Net periodic benefit cost	$63,773	$42,813

No contribution to the plan was made during the three month period ended March 31, 2012.  Based on current information, the Bank does not anticipate making a contribution to the plan during 2012.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  A summary of the Bank’s commitments at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011

Commitments to extend credit	$15,378,431	$15,557,229
Standby letters of credit	-	-
	$15,378,431	$15,557,229

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.  These assets and liabilities are classified in Level 1 of the fair value hierarchy.

			Quoted Prices in
			Active Markets
			for Identical		Significant
			Assets or	Significant Other	Unobservable
	Carrying	Fair	Liabilities	Observable Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

March 31, 2012

Financial Instruments - Assets
Investment Securities Held-to-Maturity	$540	$572	$-	$572	$-
Net Loans	206,746	209,841	-	205,495	4,346

Financial Instruments – Liabilities	158,320	161,929	-	161,929	-
Time Deposits	20,000	22,225	-	22,225	-
Long-Term Debt

December 31, 2011

Financial Instruments - Assets
Investment Securities Held-to-Maturity	$533	$564	$-	$564	$-
Net Loans	214,227	218,498	-	213,441	5,057

Financial Instruments – Liabilities
Time Deposits	161,963	165,906	-	165,906	-
Long-Term Debt	20,000	22,334	-	22,334	-

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  If a loan is identified as individually impaired, management measures impairment in accordance with applicable accounting guidance.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with accounting standards, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on either an external or internal appraisal and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 8.  Fair Value, continued

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  Management engages third-party intermediaries to determine the fair market value of these derivative instruments and classifies these instruments as Level 2.  Examples of Level 2 derivatives are interest rate swaps, caps and floors.  No derivative instruments were held as of March 31, 2012 or December 31, 2011.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price the Company records the foreclosed asset as nonrecurring Level 2.  When the fair value of the collateral is based on either an external or internal appraisal and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

	Total	Level 1	Level 2	Level 3

March 31, 2012
Investment securities available for sale
U.S. Government agency securities	$3,016,675	$-	$3,016,675	$-
Government sponsored enterprises	23,938,483	-	23,938,483	-
Mortgage-backed securities	18,984,473	-	18,984,473	-
Corporate bonds	3,077,815	-	3,077,815	-
State and municipal securities	8,780,340	-	8,780,340	-
Total investment securities
available for sale	$57,797,786	$-	$57,797,786	$-
Total assets at fair value	$57,797,786	$-	$57,797,786	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2011
Investment securities available for sale
U.S. Government agency securities	$3,075,519	$-	$3,075,519	$-
Government sponsored enterprises	20,496,485	-	20,496,485	-
Mortgage-backed securities	12,122,742	-	12,122,742	-
State and municipal securities	13,279,582	-	13,279,582	-
Total investment securities
available for sale	$48,974,328	$-	$48,974,328	$-
Total assets at fair value	$48,974,328	$-	$48,974,328	$-

Total liabilities at fair value	$-	$-	$-	$-

There were no significant transfers to or from Levels 1 and 2 during the three-month period ended March 31, 2012 or for the year ended December 31, 2011.

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

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

March 31, 2012	Total	Level 1	Level 2	Level 3

Loans	$4,345,903	$-	$-	$4,345,903
Foreclosed assets	399,947	-	-	399,947
Total assets at fair value	$4,745,850	$-	$-	$4,745,850

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2011	Total	Level 1	Level 2	Level 3

Loans	$5,056,734	$-	$-	$5,056,734
Foreclosed assets	929,135	-	-	929,135
Total assets at fair value	$5,985,869	$-	$-	$5,985,869

Total liabilities at fair value	$-	$-	$-	$-

Level 3 Valuation Techniques

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, and December 31, 2011, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$4,345,903	Appraised Value/ Comparable Sales	Appraisals	n/a

OREO	$399,947	Appraised Value/ Comparable Sales	Appraisals	n/a

	Fair Value at December 31, 2011	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired Loans	$5,056,734	Appraised Value/ Comparable Sales	Appraisals	n/a

OREO	$929,135	Appraised Value/ Comparable Sales	Appraisals	n/a

whose aggregate loans or other extensions exceed $250,000 absent prior approval by the Board of Directors consistent with the requirements of the Formal Agreement.

 Grayson Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Note 9.  Formal Agreement and Individual Minimum Capital Ratios

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

Management and the Board of Directors are in the process of addressing the requirements of the Formal Agreement and have already taken important steps towards complying with its terms.  The Bank continues to maintain sufficient capital and is submitting quarterly capital and profitability plans to the OCC as required by the agreement.  A special assets team has been created that is solely responsible for working to improve the Bank’s position with respect to loans, relationships or other assets criticized in any report of examination of the Bank.  The Bank has engaged external firms to conduct extensive independent loan reviews and strengthen our internal loan review systems.  The Bank has also adopted the required dividend policy as described above.

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, including its allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Deregistration from SEC Reporting System

On April 5, 2012, President Obama signed into law the Jumpstart our Business Startups Act (the JOBS Act).  Among other things, the JOBS Act amended the Securities Exchange Act of 1934 (the “Exchange Act”) to allow bank holding companies with fewer than 1,200 shareholders of record to deregister from the SEC reporting system.  On May 14, 2012, the Company filed a Form 15 with the SEC to deregister its common stock under Section 12(g) of the Exchange Act.  As a result, the Company’s obligation to file periodic reports such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K will be suspended as of August 12, 2012.

Results of Operations

Overall, the Company recorded pre-tax earnings of $676,403 for the quarter ended March 31, 2012 compared to a pre-tax loss of $560,186 for the quarter ended March 31, 2011.   Income tax expense increased by $443,000 from the first quarter of 2011 to 2012 resulting in net income of $490,403 for the first quarter of 2011, compared to a net loss of $303,186 for the same period in 2011.  The increase in pretax earnings of $1,236,589 from the first quarter of 2011 to the first quarter of 2012 was due to an increase in securities gains of $1,038,259 combined with a decrease in loan loss provisions of $990,392.

Total interest income decreased by $819,821 for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, while interest expense on deposits and other borrowings decreased by $394,418 over the same period.  The decrease in interest income was attributable primarily to a decrease in the average outstanding balance of loans for the first quarter of 2012 as compared to the same quarter in 2011, an increase in the amount of loans on non-accrual status, and a decrease in the average yield on investment securities in the first quarter of 2012 compared to 2011.  From December 31, 2009 to March 31, 2012 the bank has experienced a decrease in loans of 21.5%, from $270 million to $212 million caused by continued weakness in loan demand in the bank’s market area.  In response to the decrease in loan demand management has continued to reduce interest rates on deposits, leading to the reduction in interest expense.   The result was a decrease in net interest income of $425,403, or 14.9% for the quarter ended March 31, 2012, compared to the same quarter last year.

The provision for loan losses was $315,995 for the quarter ended March 31, 2012 and $1,306,387 for the same period in 2011.  The decrease was due to decreased charge-offs and decreases in the level of past-due loans.  The reserve for loan losses at March 31, 2012 was approximately 2.36% of total loans, compared to 2.01% at March 31, 2011.  Management believes the provision and the resulting allowance for loan losses are adequate.

Total noninterest income was $1,676,285 in the first quarter of 2012 compared to $600,575 in the first quarter of 2011.  The majority of the increase came as a result of increased gains on the sale of investment securities totaling $1,038,259 as indicated above.  The increased securities gains resulted from sales of tax-exempt municipal bonds in a tax-planning strategy to reduce overall tax-exempt earnings.

 Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest expenses increased by $404,110 for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.  Salary and employee benefit expenses increased by $213,859 due primarily to an increase in the number of employees and the timing of compensation for unused vacation benefits.  Employees who are eligible for three or more weeks of vacation in a given year have the option to receive pay in lieu of a portion of their vacation time.  Payments for excess vacation time occurred in the second quarter of 2011 and in the first quarter of 2012.   Other expenses increased by $153,739, or 19.75%, from $778,582 in the first quarter of 2011, to $932,321 in the first quarter of 2012.  The increase in other expenses in 2012 was due primarily to increases in legal and professional fees related to foreclosure activity and troubled debt restructurings.  Legal and professional fees accounted for $134,094 of the increase in other expenses.

Financial Condition

Total assets decreased by $2,126,746, or 0.61%, from December 31, 2011 to March 31, 2012.  Net loans decreased by $7,481,277, federal funds sold decreased by $2,779,915 and investment securities increased by $8,829,943.  The decrease in loans and related increase in investment securities is the result of continued weakness in loan demand in the bank’s market area.

Total deposits decreased by $2,186,146, or 0.74%, from December 31, 2011 to March 31, 2012.  The decrease in deposits came as management maintained lower deposit interest rates in response to the aforementioned decrease in loan demand.

Nonperforming assets, including nonaccrual loans, loans past due more than ninety days and foreclosed assets, decreased from $26,495,391 at December 31, 2011 to $24,022,148 at March 31, 2012.  Foreclosed assets consist of five properties totaling $2,822,673 at March 31, 2012.  One commercial real estate property represents a significant portion of the balance in foreclosed assets with a value of $2,422,726.  The four remaining properties are residential real estate properties.  Four properties were sold in the quarter ending March 31, 2012.  Proceeds from the sale of these properties totaled $559,526 representing a net loss on disposal of $92,109.  All foreclosed properties are being marketed for sale.  Loans past due more than ninety days, and still accruing interest, decreased from $537,887 at December 31, 2011 to $235,124 at March 31, 2012.

Nonaccrual loans decreased from $22,605,643 at December 31, 2011 to $20,964,351 at March 31, 2012.  During the first three months of 2012, loans totaling $1,708,413 were added to nonaccrual status while loans totaling $3,349,705 were removed from nonaccrual status.  Loans are generally placed in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

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

At March 31, 2012 the allowance for loan losses included $408,312 specifically reserved for impaired loans in the amount of $6,429,487.  Based on impairment analysis, loans totaling $14,896,207 were also considered to be impaired but did not require a specific reserve or the related reserve had previously been charged-off.  Impaired loans at December 31, 2011 totaled $21,967,946, of which $3,614,531 required specific reserves of $191,205.

Certain types of loans, such as option ARM (adjustable rate mortgage) products, interest-only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  The Bank has not offered these types of loans in the past and does not offer them currently.  Junior-lien mortgages can also be considered higher risk loans.  Our junior-lien portfolio at March 31, 2012 totaled $8.1 million, or 3.84% of total loans.  Historical charge-off rates in this category have not varied significantly from other real estate secured loans.

 Part I.  Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders’ equity totaled $28,147,564 at March 31, 2012 compared to $28,339,906 at December 31, 2011.  The $192,342 decrease was the result of the net income of $490,403, offset by a decrease in the market value of securities classified as available for sale of $682,745.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios at the Bank level which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities.  The Bank is also subject to minimum capital requirements established by the Formal Agreement discussed below.  The Bank exceeds all regulatory capital guidelines to which it is currently subject.

Liquidity and Capital Resources

Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Unsecured federal fund lines available from correspondent banks totaled $6,000,000 at March 31, 2012.  No balances were outstanding on these lines at March 31, 2012 or December 31, 2011.  Long-term debt consists of borrowings from the Federal Home Loan Bank and Deutsche Bank.  Borrowings from the Federal Home Loan Bank, which are secured by a blanket collateral agreement on the Bank’s 1 to 4 family residential real estate loans, totaled $10,000,000 at March 31, 2012 and December 31, 2011.  Borrowings from Deutsche Bank, which are secured by the pledging of specific investment securities, totaled $10,000,000 at each of March 31, 2012, and December 31, 2011.  The unused credit line from the Federal Home Loan Bank as of March 31, 2012 is approximately $41,870,000.

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

Formal Agreement and Individual Minimum Capital Ratios

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

Management and the Board of Directors are in the process of addressing the requirements of the Formal Agreement and have already taken important steps towards complying with its terms.  The Bank continues to maintain sufficient capital and is submitting quarterly capital and profitability plans to the OCC as required by the agreement.  A special assets team has been created that is solely responsible for working to improve the Bank’s position with respect to loans, relationships or other assets criticized in any report of examination of the Bank.  The Bank has engaged external firms to conduct extensive independent loan reviews and strengthen our internal loan review systems.  The Bank has also adopted the required dividend policy as described above.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.  Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company.  Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  For additional information on known and unknown risks, see the “Forward Looking Statements” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1A.                 Risk Factors

Not applicable to smaller reporting companies

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.                 Defaults Upon Senior Securities

Not applicable

Item 4.                 Mine Safety Disclosures

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

GRAYSON BANKSHARES, INC.

Date: May 15, 2012	By:	/s/Jacky K. Anderson
Jacky K. Anderson
President and Chief Executive Officer

Date: May 15, 2012	By:	/s/Blake M. Edwards
Blake M. Edwards
Chief Financial Officer

Exhibit Index

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.

101	Interactive Data File.